Form 10-Q
period 1994-12-31
CALIFORNIA MICROWAVE INC
filed 1995-02-14
CIK 16357

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED:  DECEMBER 31, 1994

                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM             TO
     COMMISSION FILE NUMBER:  0-07428

                             CALIFORNIA MICROWAVE, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       94-1668412
          (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
               OF INCORPORATION)                             IDENTIFICATION NUMBER)

                985 ALMANOR AVENUE, SUNNYVALE, CALIFORNIA 94086
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (408) 732-4000

                                   NO CHANGE
          ------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES  X    NO

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                             CLASSES                   OUTSTANDING AT JANUARY 31, 1995:
               ------------------------------------    --------------------------------
               COMMON STOCK $.10 PAR VALUE.........               12,342,046

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           CALIFORNIA MICROWAVE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                                              SIX MONTHS ENDED
                                                        DECEMBER 31,            DECEMBER 31,
                                                     ------------------     ---------------------
                                                       1994      1993         1994         1993
                                                     --------   -------     --------     --------
Sales............................................    $103,637   $82,596     $205,855     $145,112
Cost of products sold............................      74,940    59,485      150,613      103,694
                                                     --------   -------     --------     --------
Gross margin.....................................      28,697    23,111       55,242       41,418
                                                     --------   -------     --------     --------
Expenses:
  Research and development.......................       5,348     3,542       10,207        5,788
  Marketing and administration...................      14,424    12,634       28,259       22,895
  Amortization of intangible assets..............         634       520        1,268          902
                                                     --------   -------     --------     --------
          Total expenses.........................      20,406    16,696       39,734       29,585
                                                     --------   -------     --------     --------
Operating income.................................       8,291     6,415       15,508       11,833
Interest expense.................................      (1,207)     (657)      (2,248)        (753)
Interest income..................................          48        28          225          142
                                                     --------   -------     --------     --------
Income before income taxes.......................       7,132     5,786       13,485       11,222
Provision for income taxes.......................       2,639     2,257        4,989        4,377
                                                     --------   -------     --------     --------
Net income.......................................    $  4,493   $ 3,529     $  8,496     $  6,845
                                                     ========   =======     ========     ========

Net income per share:
  Primary........................................    $    .35   $   .28     $    .67     $    .55
                                                     ========   =======     ========     ========
  Fully diluted..................................    $    .33   $   .28     $    .64     $    .55
                                                     ========   =======     ========     ========

Average shares and equivalents outstanding:
  Primary........................................      12,872    12,596       12,725       12,523
  Fully diluted..................................      15,250    13,203       15,093       12,836

                            See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                            (UNAUDITED, SEE NOTE A)

                                                                       DECEMBER
                                                                         31,          JUNE 30,
                                                                         1994           1994
                                                                       --------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................  $  4,426       $ 13,268
  Short-term investments.............................................       456            434
  Accounts receivable................................................   121,960        107,925
  Inventories........................................................    67,738         69,700
  Prepaid expenses...................................................     2,288          1,927
                                                                       --------     ------------
          Total current assets.......................................   196,868        193,254
                                                                       --------     ------------
Net property, plant and equipment....................................    33,610         33,155
Intangibles and other assets.........................................    66,510         67,574
                                                                       --------     ------------
                                                                       $296,988       $293,983
                                                                       ========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable and current portion of long-term debt.................  $ 10,000       $    389
  Accounts payable...................................................    30,492         36,273
  Accrued income taxes...............................................     2,189          2,108
  Other accrued liabilities..........................................    29,382         42,510
                                                                       --------     ------------
          Total current liabilities..................................    72,063         81,280
                                                                       --------     ------------
Long-term liabilities................................................    71,532         71,958
Total stockholders' equity...........................................   153,393        140,745
                                                                       --------     ------------
                                                                       $296,988       $293,983
                                                                       ========     ==========

A-- The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          FOR THE SIX MONTHS
                                                                                 ENDED
                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
Operating activities:
Net income.............................................................  $  8,496     $  6,845
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization........................................     4,673        3,201
  Amortization of intangible assets....................................     1,268          902
  Other................................................................       (47)         (30)
Net effect of changes in:
  Accounts receivable..................................................   (14,035)       5,535
  Inventories..........................................................     1,962      (12,791)
  Prepaid expenses.....................................................      (369)          35
  Accounts payable.....................................................    (5,772)      (8,575)
  Accrued income taxes.................................................       393        1,652
  Other accrued liabilities............................................    (3,528)     (11,119)
                                                                         --------     --------
Net cash provided by (used in) operating activities....................    (6,959)     (14,345)
                                                                         --------     --------
Investing activities:
  Capital expenditures.................................................    (5,128)      (3,531)
  Acquisition of net assets of business purchased (TTS), net of cash
     acquired..........................................................        --      (24,096)
  Acquisition of MRC...................................................    (9,600)          --
  Unexpended plant and equipment funds.................................        --          214
  Other................................................................      (296)        (315)
                                                                         --------     --------
Net cash provided by (used in) investing activities....................   (15,024)     (27,728)
                                                                         --------     --------
Financing activities:
  Proceeds from issuance of $63,200 of convertible subordinated notes,
     net of costs and expenses.........................................        --       61,365
  Payments on long-term debt...........................................      (209)        (109)
  Proceeds from issuance of common stock...............................     3,650        3,241
  Proceeds from short-term borrowings..................................     9,700           --
                                                                         --------     --------
Net cash provided by (used in) financing activities....................    13,141       64,497
                                                                         --------     --------
Net increase (decrease) in cash and cash equivalents...................    (8,842)      22,424
Cash and cash equivalents at beginning of year.........................    13,268        5,251
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $  4,426     $ 27,675
                                                                         ========     ========
Cash paid during the period for:
  Interest.............................................................  $  1,861     $    759
  Income taxes.........................................................  $  4,677     $  3,599
                                                                         ========     ========

                           CALIFORNIA MICROWAVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

     The information at December 31, 1994, and for the three- and six-month periods ended December 31, 1994 and 1993, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc., believes are necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1994 included in the California Microwave, Inc. 1994 Annual Report to Stockholders.

NOTE 2 FISCAL PERIODS

     The Company's six months and fiscal year periods end on the Saturday closest to December 31 and June 30, respectively. For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

NOTE 3 INVENTORIES (IN THOUSANDS)

                                                                 DECEMBER 31,       JUNE 30,
                                                                     1994             1994
                                                                 ------------     ------------
    Projects in process........................................    $ 26,487         $ 20,963
    Less progress billings.....................................       7,098            4,702
                                                                 ------------     ------------
                                                                     19,389           16,261
    Work-in-process and finished goods.........................      24,647           28,208
    Raw materials and parts....................................      23,702           25,231
                                                                 ------------     ------------
                                                                   $ 67,738         $ 69,700
                                                                 ==========        =========

NOTE 4 UNBILLED ACCOUNTS RECEIVABLE

     Included in accounts receivable at December 31, 1994 and June 30, 1994 were $19,615,000 and $21,359,000, respectively, of unbilled receivables principally due to provisions contained in certain export contracts and to a lesser degree the billing provisions of a government contract.

     The balance at December 31, 1994 is expected to be billed and collected within one year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to total sales of the Company and (ii) the change of such items expressed as a percentage increase or decrease from the indicated prior period. See Condensed Consolidated Statements of Income and Note 1.

                                                PERCENT OF SALES             PERIOD INCREASE (DECREASE)
                                        --------------------------------    ----------------------------
                                         THREE MONTHS       SIX MONTHS      THREE MONTHS     SIX MONTHS
                                        ENDED DECEMBER    ENDED DECEMBER       ENDED           ENDED
                                             31,               31,          DECEMBER 31,    DECEMBER 31,
                                        --------------    --------------    ------------    ------------
                                        1994     1993     1994     1993     1994 VS 1993    1994 VS 1993
                                        -----    -----    -----    -----    ------------    ------------
Sales.................................  100.0%   100.0%   100.0%   100.0%        25.5%           41.9%
Gross margin..........................   27.7     28.0     26.8     28.5         24.2            33.4
Research and development expenses.....    5.2      4.3      5.0      4.0         51.0            76.3
Marketing and administration
  expenses............................   13.9     15.3     13.7     15.8         14.2            23.4
Amortization of intangible assets.....    0.6      0.6      0.6      0.6         21.9            40.6
Operating income......................    8.0      7.8      7.5      8.1         29.2            31.1
Interest income (expense), net........   (1.1)    (0.8)    (1.0)    (0.4)        84.3           231.1
Income before income taxes............    6.9      7.0      6.6      7.7         23.3            20.2
Net income............................    4.3      4.3      4.1      4.7         27.3            24.1

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales. Sales were $205.9 million and $145.1 million for the six months ended December 31, 1994 and 1993, respectively, representing an increase of 42%. Sales increased in each of CMI's three primary product areas. Approximately 61% of the increase was in wireless which includes the sales of TTS from the date of acquisition in October 1993. Wireless sales represented 41% of total sales in the first half of fiscal 1995 compared to 32% of total sales in the prior year period. Satellite communications sales increased by 16% and represented 42% of total sales. Most of the satellite communications increase was in product sales rather than system sales. Intelligence systems sales increased 46% and represented 16% of total sales. This increase was due to increased U.S. government funding for the Airborne Reconnaissance Low program.

     Sales also increased significantly in each major market sector (international, U. S. commercial, and U. S. government.) International sales continued to lead CMI's growth, rising by 58%. About half of the overall increase in sales was in the international sector. This increase was due to the growing demand for wireless and satellite networking products in expanding the worldwide telecommunications infrastructure, both within and between countries. International sales represented 42% of total sales in the period compared to 37% in the prior year period.

     Another trend was the continuing increase in wireless and satellite product sales relative to lower margin intelligence and satellite system sales. Product sales were up 63% in the first half of fiscal 1995 while system sales were up 17%. Thus, products represented 62% of total sales in the period, compared to 54% in the prior year period.

     Sales for the three months ended December 31, 1994 increased to $103.6 million from $82.6 million for the three months ended December 31, 1993, an increase of 25.5%. The Company's sales growth was due principally to increases in sales of wireless and satellite products.

     No single customer accounted for more than 10% of sales in either period. However, CMI's total sales to all departments and agencies of the U.S. government represented 26% of total sales in the period. Because CMI is concentrating its investments in commercial areas, this percentage is expected to continue to decline.

     Gross Margin. Gross margin was $55.2 million and $41.4 million for the six months ended December 31, 1994 and 1993, respectively, representing an increase of 33%. Gross margin as a percentage of total sales was 26.8% and 28.5% for such periods, respectively. Gross margins, which expanded sequentially from the 24.2% recorded in the second half of fiscal 1994, declined relative to the six-month period ended December 31, 1993 due to sales from the low margin backlog acquired in the purchase of TTS and shipments of lower-margin satellite communications systems.

     Gross margins were 27.7% and 28.0% for the three months ended December 31, 1994 and 1993 respectively. This decline was due to shipments of lower-margin satellite communications systems.

     Gross margins as a percentage of sales for products are generally in the 35% to 45% range, while turnkey satellite earth station and intelligence systems typically yield gross margins in the 10% to 20% range. System sales include a relatively high percentage of large subcontracted items to which CMI adds less value and upon which customers allow minimal markup. In addition, engineering costs in turnkey satellite earth stations and intelligence systems are customer funded and are included in costs of products sold. CMI's strategy includes increasing the proportion of product sales.

     Research and Development. Research and development expenses were $10.2 million and $5.8 million for the six months ended December 31, 1994 and 1993, respectively, representing an increase of 76%. Research and development expenses as a percentage of sales were 5.0% and 4.0%, respectively, for such periods. CMI anticipates that research and development expenses will continue to increase at a faster rate than sales as wireless and satellite networking product sales represent an increasingly higher percentage of total sales. In general, engineering expenditures in turnkey satellite earth stations and intelligence systems are customer funded and are included in cost of products sold.

     Research and development expenses during the three months ended December 31, 1994, increased 51.0% to $5.3 million from $3.5 during the comparable prior year period due primarily to new product development in satellite communications and wireless products.

     Marketing and Administration. Marketing and administration expenses were $28.3 million and $22.9 million for the six months ended December 31, 1994 and 1993, respectively, representing an increase of 23%. Marketing and administration expenses as a percentage of sales were 13.7% and 15.8%, respectively, for such periods. The percentage decrease is due to increased sales, particularly in the satellite communications business area, without a corresponding increase in marketing and administration expenses.

     Marketing and administration expenses were $14.4 million and $12.6 million, respectively, during the three months ended December 31, 1994 and 1993 representing an increase of 14.2%. These expenses as a percent of sales, however, declined to 13.9% for the three months ended December 31, 1994 from 15.3% for the three months ended December 31, 1993 for the reasons discussed above.

     Amortization of Intangible Assets. Amortization expenses associated with intangible assets were $1.3 million and $0.9 million for the six months ended December 31, 1994 and 1993, respectively, representing an increase of 41%. The increase was due to the amortization of purchased intangible assets recorded in the acquisitions of TTS and MRC.

     Operating Income. Operating income was $15.5 million and $11.8 million for the six months ended December 31, 1994 and 1993, respectively, representing an increase of 31%. Operating income as a percentage of total sales was 7.5% and 8.1% for periods, respectively. This percentage decline was due to lower gross margins and higher research and development costs offset by lower marketing and administration expenses, related to sales discussed above.

     Operating income was $8.3 million and $6.4 million for the three months ended December 31, 1994 and 1993, respectively, representing an increase of 29.2%. Operating income as a percentage of sales during the three months ended December 31, 1994 was 8.0% compared to 7.8% during the comparable prior year period.

     Interest Expense (Net). Net interest expense was $2.0 million and $0.6 million for the six months ended December 31, 1994 and 1993, respectively. In the second quarter of fiscal 1994, CMI issued $65,200,000 of convertible subordinated notes and used the proceeds principally to finance the acquisition of TTS. Interest expense also increased due to the impact of the final $9.6 million cash payment to the former stockholders of MRC and extended payment terms on certain international system contracts.

     Provisions for Income Taxes. The provision for income taxes was $5.0 million and $4.4 million for the six months ended December 31, 1994 and 1993, respectively. The effective tax rate was 37% and 39% for such periods, respectively. CMI's effective tax rate for fiscal 1994 was 37%; however, the estimated tax rate used for the six months ended December 31, 1993 was 39%. This reduction in CMI's effective tax rate was due primarily to increased research and development tax credits as a result of increased research and development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994, CMI had working capital of $124.8 million, including $4.4 million of cash and cash equivalents, compared with working capital of $115.4 million, including cash and cash equivalents of $27.7 million, at December 31, 1993. This increase was the result of profitable operations and the impact of the $61.1 million net proceeds from CMI's sale of long-term convertible subordinated notes in December 1993. Net cash used in operating activities was $7.0 million and $14.3 million in the six months ended December 31, 1994 and 1993, respectively. The negative operating cash flow in the current period was due to the impact of extended payment terms on certain international system contracts booked in fiscal 1994, while the negative operating cash flow in the prior period was due to the need to fund the post-acquisition working capital requirements of TTS.

     During the first half of fiscal 1995, funds were generated from operating income (including depreciation and amortization) and were used to finance increased receivable balances and payments of June 30, 1994 payables and accruals, principally payments under incentive agreements and employee benefit plans. The net result was an operational cash outflow of $7.0 million. CMI's investing activities during the first half of fiscal 1995 were a payment, under the April 1992 MRC acquisition agreement, to MRC's stockholders of $9.6 million and payments for capital equipment additions of $5.1 million. Total cash outflow for investing activities was $15.0 million. Sale of CMI Common Stock to CMI employees under on-going CMI stock option plans resulted in a cash inflow of $3.7 million. During the six months ended December 31, 1994, CMI borrowed $9.7 million under its credit lines in order to finance the operating cash outflows and the MRC additional acquisition payment. The above activity was responsible for a net decrease in cash of $8.8 million for the first half of fiscal 1995.

     Compared to the prior year period, inventory turnover improved and the average receivable collection period lengthened. Due to operational efficiencies in both wireless and satellite communications product areas, inventory turnover increased from 3.6 turns to 4.4 turns. Due to the extended payment terms on certain international system contracts, average receivables increased to 102 days from 79 days. CMI anticipates that average receivables will be reduced to the 80-90 day range by the last quarter of fiscal 1995.

     In February 1994, CMI renewed two unsecured committed credit facilities, totaling $33.5 million, $25 million of which expires in October 1995 and $8.5 million of which expires in April 1995. At December 31, 1994, there were $9.7 million of borrowings and $11.0 million of standby letters of credit outstanding under these credit lines, leaving $12.8 million of available credit lines.

     CMI believes that its current cash position, funds generated from operations and funds available from its credit facilities will be adequate to meet CMI's requirements for working capital, capital expenditures, debt service and external investments for the foreseeable future.

OTHER FINANCIAL INFORMATION

     Bookings and Backlog. Bookings were $239.6 million and $223.4 million for the six months ended December 31, 1994 and 1993, respectively, representing an increase of 7%. Bookings growth in commercial markets of approximately 14% more than offset a 7% decline in U.S. government orders. International orders represented 49% of total orders in the six month period ended December 31, 1994 compared to 46% of total orders in the six months ended December 31, 1993. Orders for wireless and satellite communications products were up 36% and accounted for all of the bookings growth. Orders for intelligence and satellite communications systems each declined approximately 10% from the record levels of the prior period.

     Backlog was $254.2 million and $267.2 million at December 31, 1994 and 1993, respectively, representing a decrease of 5%. The decrease was principally due to an increase in product business relative to system business and completion of deliveries against a multi-year U.S. government radio contract booked in fiscal 1993. The proportion of backlog that was expected to be delivered within twelve months was 75% and 85% as of December 31, 1994 and 1993, respectively. This percentage decrease was due to a $40 million contract from AT&T under which most deliveries will occur in fiscal 1996.

     Acquisition of TTS. CMI acquired substantially all of the assets and certain of the liabilities of TTS on October 23, 1993. TTS's product line consists of digital microwave radios for the cellular, personal communications network and private network markets. CMI paid $28.7 million for those net assets at closing, consisting of $23.7 million in cash and a $5 million, five-year 5% convertible subordinated note, convertible at the option of the holder into Common Stock of CMI at a conversion price of $28.50 per share. Of the $5 million note, $3 million was offset against advances from TTS to its parent during the period prior to the closing of the acquisition and is no longer payable.

     Acquisition of Microwave Networks Incorporated. On January 31, 1995 CMI announced that it has entered into an Agreement and Plan of Reorganization and Merger (the "Agreement") among CMI, Microwave Networks Incorporated, a Texas corporation ("MNI"), and CMI Acquisition Corporation, a Texas corporation wholly owned by CMI ("Acquisition Corp."), pursuant to which (i) Acquisition Corp. will be merged into MNI, (ii) MNI will be the surviving corporation and a wholly owned subsidiary of CMI, (iii) each outstanding share of MNI Common Stock and MNI Preferred Stock (together, the "MNI Capital Stock") (other than shares, if any, as to which dissenters' rights have been exercised pursuant to Texas law) will be converted into that number of shares of CMI Common Stock determined by dividing 3,350,000 (the "Numerator") by the total number of shares of MNI Capital Stock outstanding immediately prior to the closing (including for this purpose any MNI Capital Stock issuable under then outstanding options, warrants or other convertible securities) and rounding the quotient off to the nearest ten-thousandth (.0001); and (iv) CMI will assume all outstanding options of MNI. Notwithstanding the foregoing, (i) MNI has the right to terminate the Agreement if the average closing price of CMI Common Stock on the Nasdaq National Market for the 15 consecutive trading days immediately preceding the date of the CMI Special Meeting ("Final Closing Price") is less than $30.00 (as reported by Nasdaq), provided that if MNI exercises this right, the termination shall not be effective if CMI agrees to increase the Numerator to the number which when multiplied by the Final Closing Price equals $100,500,000, and (ii) CMI has the right to terminate the Agreement if the Final Closing Price is more than $41.375, provided that if CMI exercises this right, the termination shall not be effective if MNI agrees to decrease the Numerator to the number which when multiplied by the Final Closing Price is equal to $138,606,250.

                     PART II -- OTHER FINANCIAL INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 -- Statement re computation of per share earnings.

     (b) No reports on Form 8-K were filed in the quarterly period ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 1994                              By /s/  PHILIP F. OTTO
- --------------------------------------------       -------------------------------------------
Date                                               Philip F. Otto
                                                   President and Chief Executive Officer
                                                   Chairman of the Board

February 13, 1994                              By /s/  GARRETT E. PIERCE
- --------------------------------------------       -------------------------------------------
Date                                               Garrett E. Pierce
                                                   Executive Vice President
                                                   Chief Financial Officer

                                EXHIBIT INDEX


Exhibit 11  Statement re computation of per share earnings.

Exhibit 27  Financial Data Schedule.