Form 10-Q
period 1995-03-31
CALIFORNIA MICROWAVE INC
filed 1995-05-12
CIK 16357

- ----------------------------------------------------------------
- ----------------------------------------------------------------
                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


(MARK ONE)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 1995
                               OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM           TO
COMMISSION FILE NUMBER 0-7428

                     CALIFORNIA MICROWAVE, INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                     94-1668412
(STATE OR OTHER JURISDICTION OF INCORPORATION)    (I.R.S.
EMPLOYER IDENTIFICATION NUMBER)


               985 ALMANOR AVENUE, SUNNYVALE, CALIFORNIA    94086
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (408) 732-4000

                          NO CHANGE
                      --------------------
FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.




  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED
TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                       YES     X         NO


   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                CLASSES            OUTSTANDING AT APRIL 30,1995
                -------            ----------------------------
COMMON STOCK $.10 PAR VALUE             12,353,929

- --------------------------------------------------------------
- --------------------------------------------------------------

                     CALIFORNIA MICROWAVE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)
         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                            Three Months Ended  Nine Months
                            March 31,           Ended March 31,
                            1995      1994      1995    1994

Sales                       $104,871 $104,702  $310,726 $249,814
Cost of products sold        75,467  78,140     226,080  181,834
Gross margin                 29,404  26,562      84,646   67,980
Expenses:
Research and development      6,283   4,157      16,490    9,945
Marketing and administration 15,453  15,244      43,712    38,139
Amortization of intangible
  assets                        633     543       1,901     1,445
  Total expenses             22,369  19,944      62,103    49,529
Operating income              7,035   6,618      22,543    18,451
Interest (expense)          (1,079)   (985)    (3,327 )   (1,738)
Interest income                  30     145         255       287
Income before income taxes    5,986   5,778      19,471    17,000
Provision for income taxes    1,824   1,913       6,813     6,290
Net income                   $4,162$  3,865     $12,658 $  10,710


Average shares and equivalents (thousands):
  Primary                    12,952  12,828      12,801    12,625
  Fully diluted              15,174  15,120      15,120    13,633

Net income per share:
  Primary                      $.32    $.30        $.99      $.85
  Fully Diluted                $.31    $.29        $.95      $.84
Dividends per share             -0-     -0-         -0-       -0-




See accompanying notes.

                     CALIFORNIA MICROWAVE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS)
                       (UNAUDITED, SEE NOTE A)

                                           March 31      June 30
                                             1995          1994
ASSETS
Current assets:
   Cash and cash equivalents                 $7,098      $13,268
   Short-term investments                       490          434
   Accounts receivable                      110,356      107,925
   Inventories                               73,674       69,700
   Prepaid expenses                           3,003        1,927
        Total current assets                194,621      193,254
Net property, plant and equipment            34,423       33,155
Intangibles and other assets                 66,055       67,574
                                           $295,099     $293,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt         $  300      $   389
   Accounts payable                          28,731       36,273
   Accrued income taxes                       1,546        2,108
   Other accrued liabilities                 34,923       42,510
        Total current liabilities            65,500       81,280
Long-term liabilities                        70,369       71,958
Stockholders' equity:
   Common stock                              1,235         1,203
   Capital in excess of par value           71,745        66,187
   Retained earnings                        86,788        74,130
   Unamortized restricted stock plan expense (538)         (775)
       Total stockholders' equity          159,230       140,745
                                          $295,099      $293,983

A- The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

                     CALIFORNIA MICROWAVE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                            Nine Months Ended
                                                 March 31
                                               1995       1994
Operating activities:
Net income                                    $12,658     $10,710
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization               5,763        4,808
   Amortization of intangible assets           1,901        1,445
   Debt issuance costs paid                       -        (1,999)

Net effect of changes in:
   Accounts receivable                       (2,431)      (17,186)
   Inventories                               (3,974)      (15,190)
   Prepaid expenses                          (1,076)           368
   Accounts payable                          (7,542)       (7,816)
   Accrued income taxes                          419         2,995
   Other accrued liabilities                     549       (5,944)
Net cash provided by (used in)
   operating activities                        6,267      (27,809)

Investing activities:
Capital expenditures                         (6,814)       (5,435)
Acquisition of net assets of businesses
      purchased, net of cash acquired        (9,600)      (25,552)
Proceeds from sale of assets                       -           161
Unexpended plant and equipment funds               -           136
Other                                          (438)         (605)
Net cash provided by (used in)
      investing activities                  (16,852)      (31,295)

Financing activities:
Proceeds from issuance of convertible
   subordinated notes                              -       63,200
Payments on long-term debt                     (214)        (114)
Proceeds from issuance of common stock         4,629        4,424
Net cash provided by (used in) financing
      activities                               4,415       67,510

Net increase (decrease) in cash and
     cash equivalents                         (6,170)       8,406
Cash and cash equivalents at beginning of year 13,268       5,251
Cash and cash equivalents at end of period     $7,098     $13,657

Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
   Interest                                    $1,922    $    836
   Income taxes                                 6,474       3,295

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION
      The information at March 31, 1995, and for the three and nine month periods ended March 31, 1995 and 1994, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc., believes are necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1994, included in the California Microwave, Inc. 1994 Annual Report to Stockholders and the Form S-4 Registration Statement, dated May 1, 1995, filed with the Securities and Exchange Commission.

NOTE 2 -  FISCAL PERIODS
     The Company's nine months and fiscal year periods end on the Saturday closest to March 31 and June 30, respectively. For clarity of presentation, all fiscal periods are reported as ending on a calendar month-end.

NOTE 3 - INVENTORIES ($000)

                                             March 31    June 30
                                               1995        1994
      Projects in process                   $ 32,145   $20,963
      Less progress billings                  10,050      4,702
                                              22,095     16,261
      Work-in-process and finished goods      30,016     28,208
      Raw materials and parts                 21,563     25,231
                                             $73,674    $69,700

NOTE 4 - UNBILLED ACCOUNTS RECEIVABLE
      Included in accounts receivable at March 31, 1995 and June
      30, 1994 were $19.1 million and $21.3 million, respectively, of unbilled receivables principally due to provisions contained in certain export contracts and to a lesser degree the billing provisions of a government contract.

      The balance at March 31, 1995 is expected to be billed and collected within one year.

NOTE 5 - STOCKHOLDERS' EQUITY
     The change in capital in excess of par value for the nine months ended March 31, 1995 consists principally of common stock issuances and tax benefit of options exercised.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION

The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to total sales of the Company and (ii) the change of such items expressed as a percentage increase or decrease from the indicated prior period. See Condensed Consolidated Statement of Income and Note 1.

                       Percent of Sales       Period Increase (Decrease)
                     Three Months Nine Months Three Months  Nine Months
                         Ended       Ended        Ended       Ended
                        March 31    March 31     March 31     March 31
                      1995   1994  1995  1994  1995 vs 1994 1995 vs 1994
Sales                100.0% 100.0% 100.0% 100.0%    0.2%        24.4%
Gross margin          28.0   25.4   27.2   27.2    10.7         24.5
Research and
 development expenses  6.0   4.0     5.3    4.0    51.1         65.8
Marketing and admin-
   istration expenses 14.7  14.6    14.1   15.3     1.4         14.6
Amortization of
   intangible assets   0.6   0.5     0.6    0.6     16.6        31.6
Operating income       6.7   6.3     7.3    7.4      6.3        22.2
Interest income
   (expense), net    (1.0) (0.8)   (1.0)  (0.6)     24.9       111.7
Income before
   income taxes        5.7   5.5    6.3     6.8      3.6        14.5
Net income             4.0   3.7    4.1     4.3      7.7        18.2

   SALES Sales were $310.7 million and $249.8 million for the nine months ended March 31, 1995 and 1994, respectively, representing an increase of 24%. Sales increased in each of CMI's three primary product areas. Approximately 57% of the increase was in wireless which includes the sales of TeleSciences Transmission Systems, Inc.
(TTS) from the date of acquisition in October 1993. Approximately 60% of the increase in wireless sales was due to the acquisition of TTS. Wireless sales represented 41% of total sales in the first three quarters of fiscal 1995 compared to 37% of total sales in the prior year period. Satellite communications sales increased by 6% and represented 41% of total sales. Most of the satellite communications increase was in product sales rather than system sales. Intelligence systems sales increased 51% and represented 18% of total sales. This increase was due to increased U.S. government funding for the Airborne Reconnaissance Low program.

   Sales also increased significantly in each major market sector (international, U.S. commercial and U.S. government). International sales continued to lead CMI's growth, rising by 22%. Approximately 38% of the overall increase in sales was in the international sector. This increase was due to the growing demand for wireless and satellite products in expanding the worldwide telecommunications infrastructure, both within and between countries. International sales represented 41% of total sales in the period compared to 42% in the prior year period.

   Another trend was the continuing increase in wireless and satellite product sales relative to lower margin intelligence and satellite system sales. Product sales were up 37% in the first three quarters of fiscal 1995 while system sales were up 8%. Thus, products represented 63% of total sales in the period, compared to 57% in the prior year period and accounted for 86% of the overall increase in sales.

   No single customer accounted for more than 10% of sales in either period. However, CMI's total sales to all departments and agencies of the U.S. government represented 28% of total sales in the period. Because CMI is concentrating its investments in commercial areas, the percentage of sales to the U.S. government is expected to decline, while growing in actual dollars.

   Sales for the three months ended March 31, 1995 were $104.9 million compared to $104.7 million for the three months ended March 31, 1994. Wireless sales accounted for 41% of total sales in the third quarter compared to 43% in the third quarter of 1994.

   In April 1995, TTS was informed by a contractor for which TTS supplies short haul radios under a multi-year master contract that the contractor had been notified of its customer's intention not to purchase additional short haul radio links. Revenues under this contract were approximately $11.0 million in fiscal 1994 and approximately $13.0 million during the nine months ended March 31, 1995, with low margins realized in each period. Accounts receivable of approximately $14.0 million are due from this contractor (approximately $10.0 million of which is unbilled).

  GROSS MARGIN    Gross margin was $84.6 million and $68.0 million
for the nine months ended March 31, 1995 and 1994, respectively, representing an increase of 25%. Gross margin as a percentage of total sales was 27.2% for each period.

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

   Gross margins were 28.0% and 25.4% for the three months ended
March 31, 1995 and 1994, respectively. This increase was due to increased sales of relatively higher margin satellite and wireless products. Product sales increased to 64% of total sales as compared to 60% in the comparable prior year period.

   RESEARCH AND DEVELOPMENT Research and development expenses were $16.5 million and $10.0 million for the nine months ended March 31, 1995 and 1994, respectively, representing an increase of 66%. Research and development expenses as a percentage of total sales were 5.3% and 4.0%, respectively, for such periods. CMI anticipates that research and development expenses will continue to increase at a faster rate than sales as wireless and satellite product sales represent an increasingly higher percentage of total sales. In general, engineering expenditures in turnkey satellite earth stations and intelligence systems are customer funded and are included in cost of product sold.

   Research and development expenses during the three months ended March 31, 1995, increased 51% to $6.3 million from $4.2 million in the comparable prior year period due primarily to new product development in the satellite communications and wireless areas.

   MARKETING AND ADMINISTRATION   Marketing and administration
expenses were $43.7 million and $38.1 million for the nine months ended March 31, 1995 and 1994, respectively, representing an increase of 15%. Marketing and administration expenses as a percentage of total sales were 14.1% and 15.3%, respectively, for such periods. The percentage decrease is due to increased sales, particularly in the satellite communications business area, without a corresponding increase in marketing and administration expenses.

   AMORTIZATION OF INTANGIBLE ASSETS   Amortization expenses
associated with intangible assets were $1.9 million and $1.4 million for the nine months ended March 31, 1995 and 1994, respectively, representing an increase of 32%. The increase was due to the amortization of purchased intangible assets recorded in the acquisitions of TTS and MRC.

   OPERATING INCOME   Operating income was $22.5 million and $18.5
million for the nine months ended March 31, 1995 and 1994, respectively, representing an increase of 22%. Operating income as a percentage of total sales was comparable at 7.3% and 7.4% for the periods, respectively.

   INTEREST EXPENSE (NET)    Net interest expense was $3.1 million
and $1.5 million for the nine months ended March 31, 1995 and 1994, respectively. In the second quarter of fiscal 1994, CMI issued $65,200,000 of convertible subordinated notes and used the proceeds principally to finance the acquisition of TTS. Interest expense also increased due to the impact of the final $9.6 million cash payment to the former stockholders of MRC and extended payment terms on certain international system contracts.

   PROVISION FOR INCOME TAXES   The provision for income taxes was
$6.8 million and $6.3 million for the nine months ended March 31, 1994 and 1993, respectively. During the three months ended March
31, 1995 the estimated annual tax rate was adjusted from 37% to 35%, reflecting anticipated increase in U.S. tax benefits from the Company's Foreign Sales Corporation of approximately $390,000. Fiscal 1994's estimated annual tax rate had been similarly reduced in the third quarter of 1994 to reflect anticipated additional research and development tax credits of $340,000.

   LIQUIDITY AND CAPITAL RESOURCES   At March 31, 1995, CMI had
working capital of $129.1 million,including $7.1 million of cash and cash equivalents, compared with working capital of $120.8 million, including cash and cash equivalents of $13.7 million, at March 31, 1994. This increase in working capital was the result of profitable operations and the impact of the $63.2 million proceeds from CMI's sale of long-term convertible subordinated notes in December 1993. Net cash from operating activities was $6.3 million in the nine months ended
March 31, 1995 compared to net cash used in operating activities of $27.8 million in the nine months ended March 31, 1994. The improved operating cash flow in the current period was due to the impact of collections on certain international system contracts booked in fiscal 1994, while the negative operating cash flow in the prior period was due to the need to fund the post-acquisition working capital requirements of TTS.

   During the first three quarters of fiscal 1995, funds were generated from operating income (including depreciation and amortization) and were used to finance increased receivable and inventories balances and payments of June 30, 1994 payables and accruals, principally payments under incentive agreements and employee benefit plans. The net result was operational cash provided of $6.3 million. CMI's investing activities during the first three quarters of fiscal 1995, including a payment, under the April 1992 MRC acquisition agreement, to MRC's stockholders of $9.6 million and payments for capital equipment additions of $6.8 million. Total cash outflow for investing activities was $16.9 million. Sale of CMI common stock to CMI employees under on-going CMI stock option and stock purchase plans resulted in a cash inflow of $4.6 million. The above activity was responsible for a net decrease in cash of $6.2 million for the first three quarters of fiscal 1995.

   CMI has available two unsecured committed credit facilities, totaling $33.5 million, $25 million of which expires in October 1995 and $8.5 million of which expires in October 1996. At March 31, 1995, there were no borrowings and $11.4 million of standby letters of credit outstanding under these credit lines, leaving $22.1 million of available credit lines.

   CMI believes that its current cash position, funds generated from operations and funds available from its credit facilities will be adequate to meet CMI's requirements for working capital, capital expenditures, debt service and external investments for the foreseeable future.

OTHER FINANCIAL INFORMATION

   NEW ORDERS BOOKED AND BACKLOG Bookings were $342.2 million and $309.7 million for the nine months ended March 31, 1995 and 1994, respectively, representing an increase of 11%. Bookings were up in all three of the Company's principal product areas. Approximately 72% of this increase was in satellite communications due to receipt of several large international orders. Approximately 28% of the increase was in the wireless area. Substantially all of the increase was in the international market sector where orders increased 25% over the prior year period.

   New orders booked during the quarter ended March 31, 1995, were $102.6 million compared to $86.3 million for the same quarter last year, representing an increase of 16%.

   Backlog was $255.9 million and $248.9 million at March 31, 1995 and 1994, respectively, representing an increase of 3%. Included in backlog at March 31, 1995 is approximately $4.1 million of service contracts acquired as part of CMI's acquisition from GE Capital Spacenet Satellite Services of its Equatorial and EDB 1000 very small aperture terminal (VSAT) product lines and related assets and its VSAT satellite hub operations. Essentially no consideration was paid for the business except for the assumption of liabilities under certain contracts being assumed. The percentage of backlog expected to be delivered during the next twelve months was approximately 80% at March 31, 1995 and March 31, 1994.

   ACQUISITION OF TTS   CMI acquired substantially all of the
assets and certain of the liabilities of TTS on October 23, 1993. TTS's product line consists of digital microwave radios for the cellular, personal communications network and private network markets. CMI paid $28.7 million for those net assets at closing, consisting of $23.7 million in cash and a $5 million, five-year 5% convertible subordinated note, convertible at the option of the holder into Common Stock of CMI at a conversion price of $28.50 per share. Of the $5 million note, $3 million was offset against advances from TTS to its parent during the period prior to the closing of the acquisition and is no longer payable.

   PENDING ACQUISITION OF MICROWAVE NETWORKS INCORPORATED Under an Agreement and Plan of Reorganization and Merger, as amended, among CMI, Microwave Networks Incorporated, a Texas corporation ("MNI"), and CMI Acquisition Corporation, a Texas corporation wholly owned by CMI ("Acquisition Corp."), (i) Acquisition Corp. will be merged into MNI, (ii) MNI will be the surviving corporation and a wholly owned subsidiary of CMI, (iii) each outstanding share of MNI Common Stock and MNI Preferred Stock (together, the "MNI Capital Stock") (other than shares, if any, as to which dissenters' rights have been exercised pursuant to Texas Law) will be converted into that number of shares of CMI Common Stock determined by dividing 3,475,000 (the "Numerator") by the total number of shares of MNI Capital Stock outstanding immediately prior to the closing (including for this purpose any MNI Capital Stock issuable under then outstanding options, warrants or other convertible securities) and rounding the quotient off to the nearest ten-thousandth (.0001); and (iv) CMI will assume all outstanding options of MNI. The transaction is subject to obtaining the approval of the shareholders of CMI and MNI at special shareholders meetings that will be held on May 30, 1995, and it is contemplated that the transaction will be consumated immediately after obtaining such approvals.

  Included in prepaid expenses at March 31, 1995 is approximately $650,000 of merger-related expenses. This amount along with additional expenses incurred in connection with the merger will be charged to operations in the period in which the merger closes.

               PART II - OTHER FINANCIAL INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 11 - Computation of Per Share Earnings for periods ended March 31, 1995 and 1994.

        (b) A current report on Form 8-K was filed February 13, 1995, reporting information under Item 5.

                           SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   CALIFORNIA MICROWAVE, INC.

May 12, 1995                       BY /s/   Philip F. Otto
Date                                  Philip F. Otto
                                      President and Chief
                                      Executive Officer
                                      Chairman of the Board





May 12, 1995                       BY /s/   Garrett E. Pierce
Date                                  Garrett E. Pierce
                                      Executive Vice President
                                      Chief Financial Officer



                     CALIFORNIA MICROWAVE, INC.,
                  COMPUTATION OF PER SHARE EARNINGS
                             EXHIBIT 11

                               Three Months Ended     Nine Months Ended
                                     March 31               March 31
                                 1995        1994       1995      1994
PRIMARY

Net income, as reported       $4,162,000$ 3,865,000   $12,658,000$10,710,000

Average shares outstanding    12,324,000 11,989,000    12,223,000 11,892,000

Add - Common stock equivalents of Company's stock options
 using the treasury stock method 628,000    543,000       578,000    562,000

Add - Contingent shares based upon Microwave Radio Corporation
  earnings exceeding target levels   -0-     296,000          -0-    171,000


Average shares and
   equivalents                12,952,000  12,828,000    12,801,000 12,625,000

Net income per share                $.32       $.30          $.99      $.85

FULLY-DILUTED

Net income as reported        $4,162,000 $3,865,000   $12,658,000 $10,710,000
Add back interest charges,
  net of taxes                   605,000    570,000     1,729,000     740,000

Net income, for fully diluted $4,767,000 $4,435,000   $14,387,000 $11,450,000

Average shares and equivalent-
  primary                     12,952,000  12,828,000   12,801,000  12,625,000

Add-additional common stock equivalents
  of the Company's stock options    -0-         -0-        74,000      42,000

Add-shares to be issued at conversion
  of Convertible Debentures    2,222,000   2,292,000    2,245,000     966,000

Total shares for fully
  diluted                     15,174,000  15,120,000   15,120,000  13,633,000

Net income per share                $.31        $.29         $.95        $.84


                            EXHIBIT INDEX

Exhibit 11  Statement re computation of per share earnings.

Exhibit 27  Financial Data Schedule