Form 10-Q/A
period 1995-03-31
CALIFORNIA MICROWAVE INC
filed 1995-06-22
CIK 16357

THE PURPOSE OF THIS FILING IS TO ATTACH THE FINANCIAL DATA SCHEDULE.
- ----------------------------------------------------------------
- ----------------------------------------------------------------
                            FORM 10-Q AMENDMENT 1.


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






                                   CALIFORNIA MICROWAVE, INC.

June 21, 1995                      BY /s/   Philip F. Otto
Date                                  Philip F. Otto
                                      President and Chief
                                      Executive Officer
                                      Chairman of the Board





June 21, 1995                      BY /s/   Garrett E. Pierce
Date                                  Garrett E. Pierce
                                      Executive Vice President
                                      Chief Financial Officer

