Form 10-K405
period 1995-06-30
CALIFORNIA MICROWAVE INC
filed 1995-09-28
CIK 16357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD             TO             .

                         COMMISSION FILE NUMBER 0-07428

                           CALIFORNIA MICROWAVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                     DELAWARE                                          94-1668412
          (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                650 N. MARY AVENUE, SUNNYVALE, CALIFORNIA 94086
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 732-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $420,679,000 as of September 15, 1995.

     Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: On September 15, 1995, there were 15,841,002 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's Annual Report to Stockholders for fiscal year ended June 30, 1995. (Part II of Form 10-K)

     (2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the registrant's 1995 Annual Meeting of Stockholders. (Part III of Form 10-K)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     California Microwave, Inc. (the "Company") designs, manufactures and markets sophisticated systems and products used worldwide in satellite and wireless communications for the transmission of voice, data, facsimile and video. The Company applies its expertise in microwave radio technologies to: satellite earth stations and equipment, microwave radios for wireless application, and electronic intelligence systems. California Microwave is a leading provider of both satellite earth stations used for satellite communications and digital and analog microwave radios for the cellular, personal communications network and private network markets.

     The Company sells its products through a variety of channels for use by many of the world's principal providers of telecommunications services. These include AT&T, MCI, Sprint, GTE, COMSAT Corporation, British Telecom, and telephone companies around the world. Other users of the Company's products include private networks, such as broadcast and cable television operators, utilities and other major corporations, and municipal, state and national governments. California Microwave believes that it is among the limited number of key suppliers to these entities because of its proven track record of technical performance and reliability, customer support and cost effectiveness.

     In August 1994, the Company paid the former stockholders of Microwave Radio Communications ("MRC") $9,600,000, bringing to $11,000,000 the total amount paid to such stockholders under the contingent payment agreement entered into at the time of the acquisition of MRC.

     In May 1995, California Microwave acquired Microwave Networks Incorporated ("MNI") in a merger effected by exchanging 3,342,653 shares of its common stock and options to acquire 132,347 shares of its common stock for all the outstanding MNI common and preferred stock and MNI then-outstanding options, warrants or other convertible securities. MNI is a manufacturer of digital microwave transmission products and systems for worldwide cellular operators, private businesses and domestic common carriers. The merger was accounted for as a pooling of interests; accordingly, all periods presented in this report have been restated to include the results of MNI.

     In June 1995, the Company recorded restructuring and other charges of approximately $37 million in connection with a program to reduce costs and improve operating efficiencies. The program includes, among other things: the integration of operations within the Company's Wireless Products Group and the exit by California Microwave -- Telecom Transmission Systems, Inc. ("TTS") from the short-haul radio market, which included certain shorthaul radio contracts and the shifting of short-haul radio sales to MRC; the recording of certain contract costs at Satellite Transmission Systems, Inc. ("STS"); the elimination of excess facilities; the reduction of employees at STS; the write-off of excess inventory and capital equipment; and the write-down of intangible assets.

TELECOMMUNICATIONS INDUSTRY OVERVIEW

     Telecommunications Market. The demand for improved telecommunications is increasing worldwide as emerging economies seek to modernize, and as increasingly information intensive developed countries introduce new telecommunications services. The telecommunications industry has expanded rapidly during the last decade, principally due to technological advances and regulatory changes in the United States and internationally. Advances in technology have lowered per-unit communications costs, increased product reliability, and encouraged a proliferation of new and enhanced communications products and services. Regulatory initiatives (such as the breakup of the Bell system and the assignment of radio frequency spectrum for cellular telephone services) have enhanced competition, permitted the opening of new markets and provided incentives for the development of new products.

     Alternative Transmission Media. Customers for telecommunications equipment must weigh the relative costs and advantages of the four presently available transmission media: copper cable, fiber optic cable, satellite systems and terrestrial microwave radio systems.

     - Copper cable, the traditional transmission medium most familiar to consumers, is being replaced and supplemented by the other media, particularly for high-volume and longdistance transmissions where it has substantial capacity, cost and reliability limitations.

     - Fiber optic cable is best suited to high-volume, point-to-point, short- or long-distance links where its advantages -- capacity, quality and security -- justify the long lead time and high cost to equip and install a network.

     - Satellite systems are often a preferred medium for transmitting to a large geographical or multipoint area. These systems, which use microwave technology, are well suited for rapid introduction of service in remote areas or where terrestrial alternatives are unavailable, such as mobile, shipboard or military applications. Satellite systems require a sizeable initial capital investment by service providers to build and launch one or more satellites. Once the satellites are in orbit, however, there are substantial incentives to use this capacity, which typically requires continued investment in satellite earth stations.

     - Terrestrial microwave radio systems can be quickly and easily installed, require relatively low initial capital investment and can be upgraded and expanded over time. There are a wide variety of microwave radios offering different frequencies, modulation techniques (analog or digital), and transmission capacities. However, microwave radio applications typically require government licensing and frequency coordination in order to prevent signal interference among various users, and require a line of sight between the transmitting and receiving antennas. Unavailability of sufficient frequency spectrum has historically inhibited sales in developed countries, although this constraint is being alleviated by the actions of various governments and the availability of radios that do not require governmental licensing prior to use.

     Rarely is a complete communications system based solely on one of these media. Transmission is normally routed through a combination of media, each employed where it fits most cost-effectively within the communications network. For example, a microwave radio studio-to-transmitter link used by a television broadcaster may connect to a satellite system used to distribute programs domestically and overseas. In addition, the various media provide routing alternatives for the other media, as in the case of satellite backup facilities for undersea fiber optic cables.

STRATEGY

     California Microwave's strategy is to apply its expertise in microwave technologies to systems and products for the satellite communications, wireless and intelligence systems markets. The Company works closely with existing and potential customers to specify and develop new products and product enhancements that have long-term growth potential. The Company considers its ability to create and maintain long-term customer relationships an important component of its overall strategy in each of its markets.

     The Company has concentrated its efforts on sales of systems and products used for communications infrastructure rather than on consumer terminals and equipment.

     The Company's strategy includes the following key elements:

     Maintenance of Strong Position in Satellite Communications and Intelligence Systems Markets. By introducing new products and expanding its marketing efforts and distribution capabilities worldwide, the Company intends to continue to strengthen its position in its markets for satellite communications and intelligence systems.

     Wireless Growth. The Company believes that the wireless telecommunications market offers numerous opportunities because of its rapid growth and relatively fragmented nature. Emerging opportunities for the sale of microwave radios include cellular and other portable personal communication systems, mobile data entry, remote data collection and device monitoring and wireless local area networks. Many of these opportunities relate to the portability and mobility requirements of customers.

     International Expansion. The Company's systems and equipment are marketed on a worldwide basis. The Company's international sales have expanded significantly in both satellite communications and wireless, and represented 48% of total sales for the fiscal year ended June 30, 1995. International sales are expected to continue to increase due to international infrastructure requirements in developing countries and the emergence of wireless opportunities worldwide.

     Acquisitions. The Company intends to continue to enhance its market position through acquisitions of companies or lines of business that complement its existing businesses. Consistent with this strategy, the Company in April 1992 acquired MRC, in October 1993 acquired substantially all of the assets and certain of the liabilities of TTS and in May 1995 acquired MNI. In addition, the Company acquired Mobile Satellite Products Corporation (formerly ViaSat Technology Corporation; "MobileSat"), Microwave Data Systems ("MDS") and EFData Corp. ("EFData") in recent years.

     Core Technology Focus. Since its founding in 1968, the Company's systems and products have been based on microwave radio technologies. The Company's products employ both analog and digital applications of radio frequency technology. Digital technology significantly enhances performance and capacity and facilitates new product development. The Company has invested significant resources in these technologies and believes its microwave communications technologies provide a solid base for the development of future wireless communications products and services, including new forms of mobile and portable communications systems.

     Decentralized Organizational Structure. California Microwave's subsidiaries and divisions are decentralized. The Company believes this organizational structure allows the key entrepreneurial personnel of each division to be responsive to particular markets and customers. Each subsidiary and division typically maintains its own sales, marketing, product development and manufacturing functions.

     Products and Markets.  The Company's sales are summarized below:

                                                      FISCAL YEARS ENDED JUNE 30,
                                         -----------------------------------------------------
                                             1995                1994                1993
                                         -------------       -------------       -------------
                                                         (DOLLARS IN MILLIONS)
    Sales by Product Class:
      Satellite communications.........  $174      37 %      $178      44 %      $157      51 %
      Wireless.........................   228      49         176      44         100      33
      Intelligence.....................    65      14          50      12          46      15
      Other............................     1      --           2      --           3       1
                                         ----     ----       ----     ----       ----     ----
         Total.........................  $468     100 %      $406     100 %      $306     100 %
                                         ====     ====       ====     ====       ====     ====
    Sales by Market Sector:
      International....................  $224      48 %      $189      46 %      $146      48 %
      U.S. commercial..................   136      29         115      28          79      26
      U.S. government..................   108      23         102      26          81      26
                                         ----     ----       ----     ----       ----     ----
         Total.........................  $468     100 %      $406     100 %      $306     100 %
                                         ====     ====       ====     ====       ====     ====

SATELLITE COMMUNICATIONS

     California Microwave is a leader in the design, assembly, integration and installation of satellite earth stations, from the largest international gateway earth stations, through an extensive series of mid-size earth stations, to very small portable and fixed VSAT network earth stations. Earth stations are integrated systems consisting of antennas (1 to 32 meters in diameter), transmitting and receiving equipment, and video, data and telephone system interface equipment. The Company also manufactures many electronic products, such as modems and frequency converters, which are incorporated into earth stations. Large antennas and certain other equipment are obtained from third parties. The Company's line of digital and analog earth stations provides point-to-point and point-to-multipoint transmission of voice, data, facsimile and video, as well as tracking and command of the satellites themselves. Many of the earth stations and related equipment are incorporated into communications networks designed, installed and integrated by the Company. The Company's systems are installed and operating in more than 110 countries.

     Turnkey Satellite Earth Stations and Networks. The Company, through its subsidiary STS, is a leading supplier of turnkey satellite transmit/receive earth stations and networks for domestic, international and government applications. The Company is both an equipment supplier and a large-scale network integrator. It has installed more than 1,000 major earth stations on a turnkey basis, including more than 200 digital earth stations for use by members of the INTELSAT network. Turnkey satellite earth stations typically are completed in three to twelve months.

     Transportable, Mobile, Portable and Other Satellite Earth Stations. The Company, through its subsidiaries STS, EFData and MobileSat(TM), manufactures a variety of transportable, mobile, portable and other satellite earth stations. Most have modular designs, which reduce equipment costs, installation costs and delivery lead times, and accommodate a wide variety of capacity, frequency band or other customer requirements.

     Transportable and mobile earth stations are typically used for rapid deployment to supply broadcast and voice communications where telephone service may be non-existent or temporarily unavailable. The Company, through its MobileSat subsidiary, has developed the world's first portable International Maritime Satellite Organization ("INMARSAT") B terminal which is used for high-speed data and voice transmission and is marketed under the trademark "LYNXX.(R)" The Company commenced shipments of LYNXX following INMARSAT type approval.

     Satellite Earth Station Products. Through various of its subsidiaries and divisions, California Microwave manufactures a broad line of electronic products used in earth stations. The products are used extensively in the Company's own earth stations and are also sold in volume to other earth station suppliers and to operators of communication networks to upgrade existing earth stations. EFData is a leading producer of high speed (up to 155 million bits per second) digital modems used in satellite communications networks. Since 1988, EFData has delivered more than 15,000 satellite modems for use in INTELSAT systems, satellite backup facilities for undersea fiber optic cable, and for many private network applications. STS manufactures a range of frequency converters used in satellite earth stations, and proprietary computer-based monitor and control systems. EFData also manufactures a completely self-contained earth station electronics package for low-cost rural and infrastructure networks. The Company, through its Sunnyvale Products Division, manufactures a range of frequency converters and Very Small Aperture Terminals ("VSATs") for data transmission networks, and operates a shared hub station for data broadcasting in California.

     The Company's principal satellite communications products are summarized in the following table:

                            SATELLITE COMMUNICATIONS

                                                                  TYPICAL                SELECTED CUSTOMERS
      PRODUCTS                      APPLICATION                 PRICE RANGE                 OR END USERS
--------------------  ---------------------------------------  -------------   ---------------------------------------
TURNKEY SATELLITE EARTH STATIONS AND NETWORKS
International         Provides direct voice, data, video and   $1,000,000 to   AT&T, British Telecom, MCI, Singapore
  Gateways            facsimile services internationally       $5,000,000      Telecom, Telefonica (Spain), Bulgaria
                      (9-32 meter antenna)                                     Telecommunications Company, Hong Kong
                                                                               Telecom
Networks              Provides voice, data, video and          $5,000,000 to   AT&T, Tenneco Oil, U.S. Government,
                      facsimile services for corporations,     $15,000,000     Acumen (Thailand), Telespazio (Italy),
                      telephone companies and governments                      Samsung (South Korea), Emetel
                      domestically                                             (Ecuador), Shanghai Stock Exchange
Video Uplinks         Transmits television signals             $500,000 to     Hughes Communications, Hong Kong
  (analog)                                                     $2,000,000      Telecom, Singapore Telecom, British
                                                                               Telecom, KDD (Japan)
Very Small Aperture   Transmits data used by retailers, car    $100,000 to     Hughes Network Systems, AT&T-Tridom, PC
  Terminals ("VSAT")  dealers, hotels, news agencies,          $2,000,000      Quote, Dow Jones, Telerate, NOAA,
  and Hubs            financial quotation services, and                        Xinhua (China), S&P Comstock
                      weather tracking services in VSAT
                      networks
Mobile Shore          Transmits voice and data to land,        $1,000,000 to   Hughes Network Systems, Satcom S.A.
  Stations            mobile and shipboard terminals in        $5,000,000      (Portugal), VSNL (India), American
                      INMARSAT and other mobile satcom                         Mobil Satellite Corp.
                      networks
Tracking, Telemetry   Tracks, monitors and controls satellite  $1,000,000 to   AT&T, GTE, INTELSAT, COMSAT
  and Command Earth   during launch and in orbit               $5,000,000
  Stations
TRANSPORTABLE, MOBILE, PORTABLE AND OTHER SATELLITE EARTH STATIONS
SCAMP                 3.5-9 meter antenna earth stations with  $100,000 to     CBS, Reuters, U.S. Government,
                      electronics package on antenna for       $400,000        Teleinformatica (Italy), Telefonica
                      international data and VSAT network                      (Spain)
                      hubs
FAST                  1.8-2.4 meter antenna "fly-away" earth   $100,000 to     U.S. Government, CBS, Midwest Video
                      stations for transmitting voice and      $600,000        (CNN)
                      high-speed data (up to 2
                      megabits/second)
PSAT                  1.2-2.4 meter antenna earth stations     $50,000 to      Chevron, AMOCO, ABC, U.S. Government
                      for transmitting voice and low-speed     $150,000
                      data (256 kilobits/second), typically
                      for emergency communications
LYNXX(R)              Suitcase-size complete earth station     $30,000 to      U.S. Government, Exxon, COMSAT, British
                      providing voice and data using           $50,000         Telecom
                      INMARSAT-B service
C- and Ku-band        C- and Ku-band 70 MHz RF terminals in    $10,000 to      Hughes Network Systems, MCI, IDB
  Transceivers,       power levels from 2 to 400 watts for     $100,000        Communications, Satelnet (Argentina),
  Extended C-band     antenna-mounted applications                             U.S. Government, Reuters, governments
  Terminals                                                                    of India and China
SATELLITE EARTH STATION PRODUCTS
High Speed Modems     For connecting telephone lines to        $5,000 to       AT&T, GTE, MCI, Sprint, British
                      international satellite networks;        $80,000         Telecom, OPTUS (Australia)
                      optical fiber back-up; and private
                      networks
Frequency Converters  Key component in earth stations for      $8,000 to       AT&T, MCI, Telefonica (Spain), U.S.
                      converting frequencies                   $50,000         Government, Communications Authority of
                                                                               Thailand, Singapore Telecommunications,
                                                                               Entel (Chile)
Monitor and Control   PC-based color graphics monitor and      $5,000 to       British Telecom, COMSAT, MCI, Reuters,
  Systems; DAMA       control system for networks and earth    $95,000         U.S. Government, AT&T, GTE, Sprint
  Network Products    stations
DIGITAL VIDEO TELEVISION PRODUCTS
Progeny(TM)           Transmits and receives digital           $5,000 to       New product; to be marketed to U.S. and
                      television signals by satellite and      $20,000         international broadcast television
                      other radio carrier media                                networks

WIRELESS

     California Microwave designs, manufactures and markets digital and analog microwave radios and other equipment used in land-based point-to-point and point-to-multipoint communications links. The Company is a leading manufacturer of microwave radios for cellular and other personal communications networks, and for private voice and data communications networks and for portable electronic news gathering and studio-to-transmitter links. The Company believes that wireless is one of the fastest growing areas of the telecommunications industry due to technological advances, regulatory initiatives and the expanding requirements for connectivity between people and computers and other electronic devices.

     Cellular and Personal Communications Networks and Systems. The Company, through MRC, TTS and MNI, manufactures short and long distance digital microwave radio systems for worldwide applications in cellular and portable personal communications networks and systems. Over the past three years the Company has delivered equipment to service providers in the U.S., the United Kingdom, Germany, Belgium, Israel, Mexico, Brazil, Australia, the Philippines, China and India. The microwave equipment (13, 18, 23 and 38 GHz) is used to interconnect the microcells of the cellular and personal communications systems.

     Land Mobile and Utility Communications. The Company, through TTS, manufactures and sells digital and analog microwave radio systems for the interconnection of statewide public safety mobile networks. Most of these sales are made through Motorola, with whom TTS has an equipment supply agreement. TTS also sells products to large utilities to provide voice and data communications along major rights of way.

     Television Broadcast. MRC is a leading supplier of analog microwave radios to U.S. and international broadcast and cable television markets for use principally in portable electronic news gathering and studio-to-transmitter applications.

     Wireless Data Networking. The Company, through its MDS division, manufactures point-to-point and point-to-multipoint microwave data radios. MDS point-to-point radios are used to extend the reach of a communications system in areas where low capacity, multi-channel voice or data communications links are required. Point-to-multipoint radio systems are used principally to connect central computers to remote computer terminals or to physical measurement and control devices. Typical applications include remote monitoring and automated operation of oil and gas production and distribution, water-wastewater treatment systems, and control of electric utility power generation facilities. Approximately 100,000 MDS data radios have been sold since MDS commenced the sale of radios in 1986.

     The Company's MRC division manufactures a short-distance microwave radio system that provides point-to-point high speed data connection of local area networks. Typical users include companies operating multiple local area networks within a metropolitan area.

     MNI is a manufacturer of digital microwave transmission products and systems for worldwide cellular operations, private businesses and common carriers.

     The Company's principal wireless products are summarized in the following table:

                                    WIRELESS

                                                                  TYPICAL                SELECTED CUSTOMERS
      PRODUCTS                      APPLICATION                 PRICE RANGE                 OR END USERS
--------------------  ----------------------------------------  -----------   ----------------------------------------
CELLULAR AND PERSONAL COMMUNICATIONS NETWORKS AND SERVICES AND SPECIALIZED MOBILE RADIOS
Digital microwave     Cell-to-cell interconnections              $7,000 to    Mercury One-2-One (U.K.), Vodafone
  radios                                                         $50,000      (U.K.), British Telecom (U.K.), Orange
  (2 to 38 GHz)                                                               (U.K.), CellTel (Sri Lanka), Sprint
                                                                              Cellular, Bell South Cellular, OPTUS
                                                                              (Australia), IUSACELL (Mexico) and
                                                                              Telstra (India)
LAND MOBILE AND UTILITY COMMUNICATIONS
Analog radios         Large statewide public safety mobile       $10,000 to   Motorola, NYPD, Massachusetts State
  (2-7 GHz)           networks                                   $50,000      Police, Indiana State Police, Orange
Digital radios                                                                Co., Florida Police and Fire, City of
  (2-23 GHz)                                                                  Cleveland Public Safety, Michigan State
                                                                              Public Safety System
Analog radios         Large utility right-of-way networks        $10,000 to   Motorola, Tenneco Gas, PT.
  (2-6 GHz)                                                      $50,000      Telkomunikasi, Indonesia, Daqing Oil
Digital radios                                                                (China), Pennsylvania Game Commission
  (2-23 GHz)
TELEVISION BROADCAST
Analog radios         Electronic news gathering; electronic      $8,000 to    ABC, CBS, NBC, CNN, FOX, C-SPAN
  (2-40 GHz)          field production                           $20,000
  (2-23 GHz)          Studio-to-transmitter links, regional      $18,000 to   PBS, BBC (U.K.), Prime Television and
                      networks                                   $100,000     Southern Cross Broadcasting (Australia)
WIRELESS DATA NETWORKING
Analog and digital    Point-to-point and point-to-multipoint,    $1,000 to    Mobil, Phillips Petroleum, Florida Power
  data radios         remote monitoring, data collection         $10,000      & Light, PG&E, Georgia Power, El Paso
  (450 and                                                                    Gas, Amoco, China National Petroleum
  900 MHz)                                                                    Corporation
LAN microwave radios  Local area network interconnection         $10,000 to   Pacific Communications, Watchtower Bible
  (23 GHz)                                                       $12,000      and Tract Society of NY, HSC Corp.

INTELLIGENCE SYSTEMS

     The Company participates in selected areas of the U.S. government market which are closely related to the Company's commercial technological and product base. In recent years, as U.S. defense spending has declined, the Company has competed effectively by offering adaptations of its technologies and commercially available "off-the-shelf" products to stable and growing segments of the Department of Defense market at significantly less cost than would be the case under military specification procurement procedures. The Company integrates electronic and electro-optical systems for both airborne and ground-based applications. These systems collect, process and disseminate intelligence and reconnaissance information using advanced radio communications hardware and both special-purpose and off-the-shelf computers and software. The Company maintains and upgrades these systems throughout their useful lives, which can be a decade or more. The Company has developed a series of products with secure, portable, ruggedized suitcase sized packaging that incorporate key intelligence information collection, processing and analysis capabilities contained in its larger systems.

     The Company also designs and develops state-of-the-art multisensor imaging systems and sophisticated electronic intelligence collection systems which it integrates into inexpensive commercial aircraft. In fiscal 1991, the Company received contracts totaling $19.6 million as a prime contractor for the U.S. Army's Air Reconnaissance Low ("ARL") program. The ARL program employs both imagery and signal intelligence sensors mounted on deHavilland-7 aircraft. These sensors collect information which can be immediately transmitted to designated receiving locations. The ARL aircraft can be rapidly deployed anywhere in the world. The Company completed its first ARL contracts and made final delivery of the first aircraft to the Army in 1993. The Company has received significant follow-on ARL contracts involving additional aircraft.

     In early 1993, the Company introduced its new airborne intercept and direction finding and geo-location system. The Company believes that this system locates signals from over a wide range of frequencies more rapidly and accurately than do other systems.

     The Company's intelligence projects typically involve multi-year, multi-million dollar contracts. In addition, the Company sells subsystems and other equipment to U.S. government agencies on a short-term delivery basis. The price of a project depends on a number of factors, including the amount of development involved, quantities ordered, maintenance requirements and whether an aircraft is to be modified and supplied by the Company in connection with the contract.

SALES, MARKETING AND CUSTOMER SUPPORT

     California Microwave directs its sales and marketing efforts toward major users of its systems and products through a well established international distribution network. The sales and marketing strategy of the Company varies with the particular market served and involves direct sales by the Company's own sales force, sales through representatives, value-added resellers, or a combination of the foregoing. The Company also has entered into sales distribution agreements with respect to certain of its satellite communications and wireless products.

     The Company considers its ability to create and maintain long-term customer relationships an important component of its overall strategy in each of its markets. Relationships with customers are established and maintained by the Company's divisional area managers and their technical and marketing staffs. The Company's strategy also includes its commitment to provide ongoing customer support for its systems and products. This support involves providing direct access to the Company's engineering staff or trained technical representatives located throughout the world to resolve technical or operational problems.

     The Company has expanded its international sales significantly and has sold products in over 110 countries. The Company intends to continue to expand its marketing efforts and distribution channels worldwide.

MANUFACTURING

     Manufacturing operations consist principally of assembly and testing of electronic systems built from fabricated parts, printed circuits and electronic components. Both manual and various automated methods are employed, depending primarily upon production volume. The Company employs formal Total Quality Management programs and other training programs, and several of its operations have qualified for International Standards Organization ("ISO") quality procedure registration to ISO 9001, a standard sometimes imposed by foreign buyers. Other subsidiaries and divisions of the Company are working toward registration to ISO 9001, and the Company believes that lack of such registration does not currently have any material adverse effect on its business.

     Electronic components and raw materials used in the Company's products are generally obtained from a large number of suppliers. Some components are standard items and others are manufactured to the Company's specifications by subcontractors. The Company obtains certain components and subsystems from single, or a limited number of, sources. The Company operates without a substantial inventory of components and subsystems but believes that most components and subsystems are available from existing or alternative suppliers and subcontractors. A significant interruption in the delivery of such items could have a material adverse effect on the Company's results of operations.

COMPETITION

     California Microwave is engaged in a highly competitive business and the number of potential customers for the Company's products is limited. Many of the Company's competitors have significantly greater financial, marketing and operating resources than the Company. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to replace the Company's products with their own. The Company's major competitors by product area include: NEC, Alcatel Telespace and Scientific-Atlanta, Inc. -- satellite communications; NEC, Digital Microwave Corpo-ration, Harris Corporation, Alcatel and Motorola -- wireless; ESL, Inc. (a subsidiary of TRW Inc.), Lockheed Martin Corporation and E-Systems,
Inc. -- intelligence.

     The Company believes that competition in its markets is based primarily on price, performance, reputation, on-time delivery, reliability and customer support. The Company believes that it has the ability to develop, produce and install turnkey satellite earth stations, and to deliver satellite and wireless equipment, faster than many of its competitors. In the intelligence area, the Company believes that it has the ability to solve customers' problems with proprietary solutions and to offer cost-effective approaches using commercially available products.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $29.7 million, $17.6 million and $11.9 million in fiscal 1995, 1994 and 1993, respectively, representing 6.3%, 4.3% and 3.9% of total sales, respectively, for the same periods.

     The Company obtains customer funding for research and development where possible to adapt the Company's basic technology to specialized customer requirements. Most research and development expenses in turnkey satellite earth stations and intelligence systems are customer-funded and are included in cost of products sold. Since the Company expects to emphasize equipment sales, particularly in the wireless area, it expects research and development expenditures, as a percent of sales, to continue to increase.

PATENTS AND LICENSES

     Due to the rapidly changing nature of technology in the Company's business, patents and licenses have been of substantially less significance in the Company's business than have been the timely application of its technology and the design, development and marketing capabilities of its personnel.

EMPLOYEES

     At June 30, 1995, California Microwave had 2,382 employees, 1,323 of whom were engaged in production and production support, 605 in research and development and other engineering support, 247 in marketing and 207 in general and administration functions. None of the employees is represented by a labor union. The Company believes that its employee relations are good.

REGULATION

     Radio communications, including satellite communications, are subject to regulation by United States and foreign laws and international treaty. The Company's equipment must conform to domestic and international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of equipment.

     The use of microwave signals depends upon the availability of frequencies that permit interference-free operation. In many developed countries, the unavailability of frequency spectrum has historically inhibited the growth of microwave systems. However, two factors are alleviating this problem. First, the proliferation of fiber optics for high capacity systems has reduced the demand for microwave frequencies for such systems, thus freeing up frequency spectrum for new types of services, particularly for portable or mobile communications. Second, many government regulatory agencies are reallocating frequencies from one type of use to another, thus providing incentive for new communications services. Current regulatory efforts by international and national regulatory authorities are directed at providing microwave frequencies for new portable wireless personal communications services. Equipment to support these new services can be marketed only if permitted by suitable frequency allocations and regulations, and the process of establishing new regulations is complex and lengthy.

BACKLOG

     At June 30, 1995, the Company's backlog of undelivered orders was $231.5 million (approximately 80% of which is expected to be delivered during fiscal
1996) compared with $232.7 million at June 30, 1994. In the

Company's experience, its backlog at any given time is not necessarily indicative of prospective period revenues. The Company generally records an order in backlog when the Company receives a firm contract or purchase order which identifies product quantities and delivery dates, and in the case of government contracts, when such contracts have been funded by the government. While from time to time a substantial portion of the Company's backlog has been comprised of large orders, the cancellation of any of which could have a material adverse effect on the Company's operating results, the Company historically has not experienced significant changes in its backlog from cancellations or revisions of orders.

ITEM 2.  PROPERTIES

     The table below describes the location and general character of the principal plants and materially important physical properties that are owned or leased by the Company and its subsidiaries as of June 30, 1995:

                                              LEASE       NO. OF     SQUARE
                   OCCUPANT                  EXPIRES     BUILDINGS   FOOTAGE          LOCATION
      -----------------------------------  ------------  ---------   -------   -----------------------
  1.  Corporate Headquarters.............      1997          1        20,000   Sunnyvale, CA
  2.  Satellite Transmission Systems,
      Inc................................    (owned)         2        90,000   Hauppauge, NY
  3.  Mobile Satellite Products
      Corporation........................      1998          1        35,000   Hauppauge, NY
  4.  Sunnyvale Products Division........      2001          2        79,020   Sunnyvale, CA
  5.  Government Electronics Division....   1998-1999        2        51,900   Woodland Hills, CA
  6.  Airborne Systems Integration
      Division...........................      1999          1        45,000   Belcamp, MD
                                               1998          1        19,619   Baltimore, MD
  7.  EFData Corp........................   1996-2001        4        68,600   Tempe, AZ
  8.  Microwave Data Systems Division....    (owned)         1        43,260*  Rochester, NY
  9.  Microwave Radio Communications
      Division...........................      1997          1        71,500   Chelmsford, MA
                                             monthly         1         5,247   Lowell, MA
 10.  California Microwave -- TeleCom
      Transmission Systems, Inc..........      2004          1       108,698   Bloomingdale, IL
                                               1997          1        36,348   Fremont, CA
                                            1996-1998        2         5,200   High Wycombe, U.K.
 11.  Government Communications Systems
      Division...........................    monthly         1        12,000   Annapolis Junction, MD
 12.  California Microwave -- Microwave
      Networks Incorporated..............   1998-2001        3        74,300   Houston, TX
 13.  Government Group...................      1997          1         1,750   Arlington, VA
 14.  Digital Radio Technology, Inc......    Monthly         1         2,700   Fishers, NY

---------------
* Does not include 12,800 square feet under construction.

     The Company believes that its facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of the Company, and all positions with the Company held by such person, are as follows:

             NAME               AGE                               POSITION
------------------------------  ---     -------------------------------------------------------------
Philip F. Otto................  54      Chairman of the Board, President and Chief Executive Officer
Gilbert F. Johnson............  64      President of the Government Group
Douglas H. Morais.............  52      President of the Wireless Products Group
Leon F. Blachowicz............  55      President of Satellite Communications Group
Garrett E. Pierce.............  51      Executive Vice President and Chief Financial Officer
George L. Spillane............  61      Vice President and Secretary
Michael L. Foster.............  49      Vice President-Financial Planning and Treasurer
Lanny B. Myers................  58      Vice President-Controller

     Philip F. Otto rejoined the Company as a Director and as President of the Wireless Products Group in January 1992, became President and Chief Executive Officer of the Company in March 1992 and Chairman of the Board in January 1993. He served as Executive Vice President, Chief Financial Officer and a director of General Cellular Corporation, a cellular telecommunications company, from 1989 to 1991. Subsequent to Mr. Otto's employment by General Cellular Corporation, that corporation negotiated a "prepackaged" plan of reorganization under Chapter 11 that involved the infusion of additional capital. He also served as President of Netline Communications Corporation, a telecommunications software company, in 1988; as a consultant to the telecommunications industry from 1986 to 1988; and as Chief Executive Officer and a director of Telco Systems, Inc., a fiber optics telecommunications company, from 1981 to 1986. Mr. Otto served as Chief Financial Officer of the Company from 1975 to 1980, was a director of the Company from 1976 to 1985 and was an Executive Vice President of the Company from 1979 to 1981. He holds a Bachelor of Science Degree in Engineering from Yale University and a Master's Degree in Business Administration from the Harvard Business School.

     Gilbert F. Johnson, who joined California Microwave in 1973, became the Company's President and Chief Operating Officer in 1985 and President of the Government Group in 1991. Mr. Johnson, who holds a Bachelor's Degree in Electrical Engineering from the University of Illinois and a Master's Degree in Electrical Engineering from the University of Southern California, is a senior member of the IEEE. Prior to joining California Microwave, Mr. Johnson held engineering management positions at Applied Technology and Hughes Aircraft Company.

     Dr. Douglas H. Morais joined California Microwave in February 1993 as Senior Vice-President-Corporate Development and became President of the Wireless Products Group in July 1993. From October 1992 to February 1993, Dr. Morais engaged in private business development and investment; from October 1990 to October 1992 he was an officer of Digital Microwave Corporation, becoming its President and Chief Operating Officer in May 1991. Prior to joining Digital Microwave, Dr. Morais spent 24 years at the Farinon Division of Harris Corporation and headed the division as general manager from 1983 to 1990. Dr. Morais received a B.Sc. in electrical engineering from the University of Edinburgh in Scotland and an M.Sc. and Ph.D., also in electrical engineering, from the University of California at Berkeley and the University of Ottawa, respectively. He is a senior member of the IEEE.

     Leon F. Blachowicz joined the Company in January 1995 as President of the Satellite Communications Group. From 1989 to January 1995 he was Vice President/General Manager of Varian's Microwave Equipment Products division. Prior to 1989 he was Vice President of the Business Communications System Division of Harris Corporation for the last three of his 20 years at Harris Corporation.

     Garrett E. Pierce joined the Company in April 1994 as Executive Vice President and Chief Financial Officer. From September 1980 to December 1993 Mr. Pierce was employed by Materials Research Corporation, a thin-film equipment and materials manufacturer that was publicly held until it became a subsidiary of Sony U.S.A., Inc. in 1989, and he served on its Board of Directors from 1984 to 1993. At

Materials Research Corporation, Mr. Pierce served as Vice President -- Chief Financial Officer from 1980 to 1985, Senior Vice President -- Europe from 1985 to 1987, Executive Vice President from 1987 to 1989, President and Chief Operating Officer from 1989 to 1992, and President and Chief Executive Officer from 1992 to July 1993. Mr. Pierce is a Certified Public Accountant and holds a Masters of Science in Economics from Southern Illinois University.

     George L. Spillane became Vice President-Finance and Chief Financial Officer of the Company in November 1980 and Secretary of the Company in October 1981. Upon Mr. Pierce becoming Chief Financial Officer in April 1994, Mr. Spillane's title was changed to Vice President and Secretary. From 1975 to March 1980, Mr. Spillane was the treasurer of Farinon Corporation (now a part of Harris Corporation). Prior thereto, Mr. Spillane was employed by Arthur Andersen & Co.

     Michael L. Foster became a Vice President of the Company in October 1990. Mr. Foster joined California Microwave in 1979 as Manager-Corporate Planning, was promoted to Director-Finance and Planning in 1980 and to Staff Vice President in 1983. Prior thereto, Mr. Foster was with Watkins Johnson, where he held the position of financial manger for one of the systems divisions. Mr. Foster holds an MBA from Stanford University.

     Lanny B. Myers became a Vice President of the Company in July 1991. Mr. Myers joined California Microwave in 1977 as Corporate Controller. Prior thereto, he was with Intersil, Inc. as Corporate Accounting Manager and with Arthur Young & Company as an Audit Manger. Mr. Myers is a Certified Public Accountant and holds an MBA from San Jose State University and a BS Industrial Engineering degree from Iowa State University.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The stock and stock price information on page 32 of California Microwave's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data on page 32 of California Microwave's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The management's discussion and analysis of financial condition and results of operations on pages 28 through 31 of California Microwave's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements on pages 16 through 26, and the financial results by fiscal quarter information on page 32, of California Microwave's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of California Microwave required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 1995 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from portions of the Proxy Statement under the caption "Compensation of Directors and Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF CALIFORNIA MICROWAVE, INC.

     Incorporated by reference from portions of the Proxy Statement under the captions "Certain Shareholders" and "Compensation of Directors and Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.  FINANCIAL STATEMENTS

          Included in Part II of this report by incorporation by reference from the California Microwave 1995 Annual Report to Stockholders

          Report of Ernst & Young LLP, Independent Auditors (page 27 of 1995 Annual Report to Stockholders)

          Consolidated statements of income for each of the three years in the period ended June 30, 1995 (page 16 of 1995 Annual Report to Stockholders)

          Consolidated balance sheets as of June 30, 1995 and 1994 (page 17 of 1995 Annual Report to Stockholders)

          Consolidated statements of stockholders' equity for each of the three years in the period ended June 30, 1995 (page 18 of 1995 Annual Report to Stockholders)

          Consolidated statements of cash flows for each of the three years in the period ended June 30, 1995 (page 19 of 1995 Annual Report to Stockholders)

          Notes to Consolidated Financial Statements (pages 20 through 26 of 1995 Annual Report to Stockholders)

     With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the California Microwave 1995 Annual Report to Stockholders is not deemed filed as part of this report.

     (A) 2.  FINANCIAL STATEMENT SCHEDULES

          Included in Part IV of this report:

          Schedules for the three years ended June 30, 1995 Schedule VIII -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required, or are not applicable, or the information is included in the consolidated financial statements or notes to consolidated financial statements.

     (A) 3.  EXHIBITS

     3.1 Restated Certificate of Incorporation. (Exhibit to the Company's Form 8 dated February 19, 1993, constituting Amendment No. 1 to the Company's Registration Statement on Form 8-A for the Common Stock; incorporated herein by reference.)

     3.2 Bylaws. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated by reference herein.)

     4.1 Indenture of Trust, amended, as relating to 1987 Industrial Development Revenue Refunding Bonds of Satellite Transmission Systems, Inc.*

     4.2 Reimbursement Agreement between Satellite Transmission Systems, Inc. and The Bank of Tokyo, Ltd., San Francisco Agency, relating to Satellite Transmission Systems, Inc. Indenture.*

     4.3 Guarantee of California Microwave, Inc. in favor of The Bank of Tokyo, Ltd., San Francisco Agency, relating to Satellite Transmission Systems, Inc. Indenture.*

     4.4 Rights Agreement, dated July 27, 1989. (Exhibit to the Company's Form 8-A filed on August 2, 1989; incorporated herein by reference.)

     4.5 Master Indenture of Trust (First Program), relating to County of Monroe Industrial Development Bonds.*

     4.6 Series F Supplemental Indenture, dated as of June 1, 1992, relating to $2,800,000 of County of Monroe Industrial Development Bonds.*

     4.7 Guaranty of California Microwave, Inc. in favor of Security Pacific National Trust Company (New York), as Trustee, dated as of June 1, 1992, relating to $2,800,000 of County of Monroe Industrial Development Bonds.*

     4.8 Letter of Credit Reimbursement Agreement, between California Microwave, Inc. and Marine Midland Bank, N.A., dated as of June 1, 1992, relating to $2,800,000 of County of Monroe Industrial Development Bonds.*

     10.1 Employee Stock Purchase Plan, as amended through August 1994.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)

     10.2 Lease dated March 10, 1977, of the premises at 990 Almanor Avenue in Sunnyvale, California. (Exhibit for the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)

     10.3 Lease dated July 27, 1977, of the premises at 985 Almanor Avenue in Sunnyvale, California, with Lease Amendment Number One dated August 23, 1977. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1993; incorporated herein by reference.)

     10.4 1986 Stock Option Plan, as amended.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)

     10.5 1988 Restricted Stock Plan.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)

---------------

 * Registrant agrees to file such exhibits upon request by the Commission.

** Compensatory plan or arrangement.

     10.6 Lease of the property located at 2105 West Fifth, Tempe, Arizona. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)

     10.7 Stock Purchase Agreement among Microwave Radio Corporation, the stockholders of Microwave Radio Corporation and California Microwave, Inc., dated as of March 11, 1992. (Exhibit to the Company's Form 8-K, filed on May 4, 1992; incorporated herein by reference.)

     10.8 Credit Agreement between California Microwave, Inc. and Bank of America National Trust and Savings Association, as agent, dated April 20, 1992. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1992; incorporated herein by reference.)

     10.9 First Amendment to Credit Agreement between California Microwave, Inc. and Bank of America National Trust Association, as agent, dated June 29, 1992. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1992; incorporated herein by reference.)

     10.10 Lease of the premises located at 20 Alpha Road, Chelmsford, MA. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1992; incorporated herein by reference.)

     10.11 1992 Stock Option Plan as amended through August 1995.**

     10.12 Letter agreement with Philip F. Otto** dated September 22, 1992. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1992; incorporated herein by reference.)

     10.13 Amendment to letter agreement with Philip F. Otto**, dated July 30, 1993. (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1993; incorporated herein by reference.)

     10.14 Letter agreement between California Microwave, Inc. and David B. Leeson dated January 20, 1993.** (Exhibit to the Company's Form 8-K dated January 20, 1993; incorporated herein by reference.)

     10.15 Consulting agreement between California Microwave, Inc. and David B. Leeson dated January 20, 1993.** (Exhibit to the Company's Form 8-K dated January 20, 1993; incorporated herein by reference).

     10.16 Lease of the property located at 55 Commerce Drive, Hauppauge, N.Y. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1993; incorporated herein by reference).

     10.17 Credit Agreement between California Microwave, Inc. and Bank of America National Trust and Savings Association, dated May 17, 1993. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1993; incorporated herein by reference.)

     10.18 Credit Agreement between California Microwave, Inc. and Banca Nazionale Del Lavoro, dated June 25, 1993. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1993; incorporated herein by reference.)

     10.19 Amendment to Credit Agreement between California Microwave, Inc. and Bank of America National Trust and Savings Association, dated October 25, 1993. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1994; incorporated herein by reference)

     10.20 Second Amendment to Credit Agreement between California Microwave, Inc. and Bank of America National Trust and Savings Association, dated October 25, 1993. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1994; incorporated herein by reference)

     10.21 Third Amendment to Credit Agreement between California Microwave, Inc. and Bank of America National Trust and Savings Association, dated February 22, 1994. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1994; incorporated herein by reference)

---------------

** Compensatory plan or arrangement.

     10.22 Fourth Amendment to Credit Agreement between California Microwave, Inc. and Bank of America National Trust and Savings Association, dated as of March 1, 1995

     10.23 Waiver and Fifth Amendment to Credit Agreement between California Microwave, Inc. and Bank of America National Trust and Savings Association, dated as of June 30, 1995.

     10.24 Agreement For the Sale of Assets of Telesciences Transmission Systems, Inc. to CMI Sub, Inc. and California Microwave Inc., dated October 23, 1993. (Exhibit to the Company's Form 8-K dated November 9, 1993; incorporated herein by reference.)

     10.25 Shareholders' Agreement among California Microwave, Inc., Cornix Systems, Harry F. Eustace, Barbara Eustace, Garber International Associates and Dr. F.V. Garber, dated March 8, 1994. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein reference.)

     10.26 Amendment to letter agreement with Philip F. Otto**, dated August 15, 1994. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein reference.)

     10.27 Agreement and Plan of Reorganization of Merger, dated as of January 31, 1995 among California Microwave, Inc., CMI Acquisition Corporation and Microwave Networks Incorporated ("Agreement and Plan of Reorganization"; Exhibit to the Company's Form 8-K dated February 13, 1995; incorporated herein by reference.)

     10.28 First Amendment to Agreement and Plan of Reorganization, dated April 28, 1995 (Exhibit to the Company's Registration Statement on Form S-4, Registration No. 33-57593, filed May 1, 1995; incorporated herein by reference).

     10.29 Letter Agreement with Garrett E. Pierce, dated March 30, 1994.**

     10.30 Letter Agreement with Leon F. Blachowicz, dated December 2, 1994.**

     11    Computation of Per Share Earnings.

     13    Annual Report to Stockholders (pages incorporated by reference).

     21    List of Subsidiaries.

     23    Consent of Ernst & Young LLP, Independent Auditors.

     24    Powers of Attorney.

     27    Financial Data Schedule.

     Exhibits are available from the Registrant upon request.

     (B)  REPORTS ON FORM 8-K

     1. Form 8-K filed on June 14, 1995 regarding the acquisition of MNI by Registrant.

     2. Form 8-K filed on June 30, 1995 regarding restructuring and other charges taken by Registrant in June 1995.

---------------

** Compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 1995                      CALIFORNIA MICROWAVE, INC.
                                               By/s/ PHILIP F. OTTO
                                                   Philip F. Otto
                                                   Chairman, President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Philip F. Otto                Chairman, President and Chief             September 28, 1995
PHILIP F. OTTO                    Executive Officer (principal executive
                                  officer)
/s/ Garrett E. Pierce             Executive Vice President and Chief        September 28, 1995
GARRETT E. PIERCE                 Financial Officer (principal financial
                                  and accounting officer)
Gilbert F. Johnson*               President -- Government Group and         September 28, 1995
GILBERT F. JOHNSON                Director
David B. Leeson*                  Director                                  September 28, 1995
DAVID B. LESSON
Robert A. Helliwell*              Director                                  September 28, 1995
ROBERT A. HELLIWELL
Arthur H. Hausman*                Director                                  September 28, 1995
ARTHUR H. HAUSMAN
Edward E. David. Jr.*             Director                                  September 28, 1995
EDWARD E. DAVID, JR.
Alfred M. Gray*                   Director                                  September 28, 1995
ALFRED M. GRAY*
*By /s/ George L. Spillane
     Attorney-in-fact

                           CALIFORNIA MICROWAVE, INC.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                             (Dollars in thousands)

                                                 BALANCE AT       ADDITIONS                    BALANCE
                                                 BEGINNING         CHARGED                     AT END
                                                  OF YEAR         TO INCOME     DEDUCTIONS     OF YEAR
                                                 ----------       ---------     ----------     -------
1995
  Allowance for doubtful accounts..............    $  925          $ 1,297        $   86       $ 2,136
  Estimated liability for warranties...........     1,074            7,120         3,912         4,282
  Allowance for excess facilities..............     1,969               --         1,969             0
  Estimated liability for contract costs.......     3,963           14,355         3,018        15,300
1994
  Allowance for doubtful accounts..............    $  677          $   361        $  113       $   925
  Estimated liability for warranties...........     1,261            3,606(1)      3,793         1,074
  Allowance for excess facilities..............     1,094            1,451(2)        576         1,969
  Estimated liability for contract costs.......         0            9,631(3)      5,668         3,963
1993
  Allowance for doubtful accounts..............    $  458          $   381        $  162       $   677
  Estimated liability for warranties...........     1,005            1,970         1,714         1,261
  Allowance for excess facilities..............     1,450               --           356         1,094

---------------
Amounts from acquisition of TTS not charged to income:

(1) $360

(2) $145

(3) $5,595

                               INDEX OF EXHIBITS

NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
10.11    1992 Stock Option Plan as amended through August 1995
10.22    Fourth Amendment to Credit Agreement between California Microwave, Inc. and Bank of
         America National Trust and Savings Association, dated as of March 1, 1995
10.23    Waiver and Fifth Amendment to Credit Agreement between California Microwave, Inc.
         and Bank of America National Trust and Savings Association, dated as of June 30,
         1995
10.29    Letter Agreement with Garrett E. Pierce, dated March 30, 1994
10.30    Letter Agreement with Leon F. Blachowicz, dated December 2, 1994
11       Computation of Per Share Earnings.
13       Annual Report to Stockholders (pages incorporated by reference).
21       List of Subsidiaries.
23       Consent of Ernst & Young LLP, Independent Auditors.
24       Powers of Attorney.
27       Financial Data Schedule