Form 10-K405/A
period 1995-06-30
CALIFORNIA MICROWAVE INC
filed 1995-10-04
CIK 16357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A

                               AMENDMENT NO. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

ITEM 1.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) 3.  EXHIBITS

         3.1    Restated Certificate of Incorporation. (Exhibit to the Company's Form 8 dated
                February 19, 1993, constituting Amendment No. 1 to the Company's Registration
                Statement on Form 8-A for the Common Stock; incorporated herein by reference.)
         3.2    Bylaws. (Exhibit to the Company's Form 10-K for its fiscal year ended June
                30, 1994; incorporated by reference herein.)
         4.1    Indenture of Trust, amended, as relating to 1987 Industrial Development
                Revenue Refunding Bonds of Satellite Transmission Systems, Inc.*
         4.2    Reimbursement Agreement between Satellite Transmission Systems, Inc. and The
                Bank of Tokyo, Ltd., San Francisco Agency, relating to Satellite Transmission
                Systems, Inc. Indenture.*
         4.3    Guarantee of California Microwave, Inc. in favor of The Bank of Tokyo, Ltd.,
                San Francisco Agency, relating to Satellite Transmission Systems, Inc.
                Indenture.*
         4.4    Rights Agreement, dated July 27, 1989. (Exhibit to the Company's Form 8-A filed on August 2, 1989; incorporated herein by reference.)
         4.5    Master Indenture of Trust (First Program), relating to County of Monroe
                Industrial Development Bonds.*
         4.6    Series F Supplemental Indenture, dated as of June 1, 1992, relating to
                $2,800,000 of County of Monroe Industrial Development Bonds.*
         4.7    Guaranty of California Microwave, Inc. in favor of Security Pacific National
                Trust Company (New York), as Trustee, dated as of June 1, 1992, relating to
                $2,800,000 of County of Monroe Industrial Development Bonds.*
         4.8    Letter of Credit Reimbursement Agreement, between California Microwave, Inc.
                and Marine Midland Bank, N.A., dated as of June 1, 1992, relating to
                $2,800,000 of County of Monroe Industrial Development Bonds.*
        10.1    Employee Stock Purchase Plan, as amended through August 1994.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)
        10.2    Lease dated March 10, 1977, of the premises at 990 Almanor Avenue in
                Sunnyvale, California. (Exhibit for the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)
        10.3    Lease dated July 27, 1977, of the premises at 985 Almanor Avenue in
                Sunnyvale, California, with Lease Amendment Number One dated August 23, 1977.
                (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1993;
                incorporated herein by reference.)
        10.4    1986 Stock Option Plan, as amended.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)
        10.5    1988 Restricted Stock Plan.** (Exhibit to the Company's Form 10-K for its
                fiscal year ended June 30, 1994; incorporated herein by reference.)
        10.6    Lease of the property located at 2105 West Fifth, Tempe, Arizona. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)
        10.7    Stock Purchase Agreement among Microwave Radio Corporation, the stockholders of Microwave Radio Corporation and California Microwave, Inc., dated as of
                March 11, 1992. (Exhibit to the Company's Form 8-K, filed on May 4, 1992;
                incorporated herein by reference.)
        10.8    Credit Agreement between California Microwave, Inc. and Bank of America
                National Trust and Savings Association, as agent, dated April 20, 1992.
                (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1992;
                incorporated herein by reference.)

        10.9    First Amendment to Credit Agreement between California Microwave, Inc. and
                Bank of America National Trust Association, as agent, dated June 29, 1992.
                (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1992;
                incorporated herein by reference.)
        10.10   Lease of the premises located at 20 Alpha Road, Chelmsford, MA. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1992; incorporated herein by reference.)
        10.11   1992 Stock Option Plan as amended through August 1995.**+
        10.12   Letter agreement with Philip F. Otto dated September 22, 1992.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1992; incorporated herein by reference.)
        10.13   Amendment to letter agreement with Philip F. Otto, dated July 30, 1993.**
                (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1993;
                incorporated herein by reference.)
        10.14   Letter agreement between California Microwave, Inc. and David B. Leeson dated
                January 20, 1993.** (Exhibit to the Company's Form 8-K dated January 20,
                1993; incorporated herein by reference.)
        10.15   Consulting agreement between California Microwave, Inc. and David B. Leeson dated January 20, 1993.** (Exhibit to the Company's Form 8-K dated January
                20, 1993; incorporated herein by reference).
        10.16   Lease of the property located at 55 Commerce Drive, Hauppauge, N.Y (Exhibit to this Company's Form 10-K for its fiscal year ended June 30, 1993;
                incorporated herein by reference).
        10.17   Credit Agreement between California Microwave, Inc. and Bank of America
                National Trust and Savings Association, dated May 17, 1993. (Exhibit to the
                Company's Form 10-K for the fiscal year ended June 30, 1993; incorporated herein by reference.)
        10.18   Credit Agreement between California Microwave, Inc. and Banca Nazionale Del
                Lavoro, dated June 25, 1993. (Exhibit to the Company's Form 10-K for the
                fiscal year ended June 30, 1993; incorporated herein by reference.)
        10.19   Amendment to Credit Agreement between California Microwave, Inc. and Bank of
                America National Trust and Savings Association, dated October 25, 1993.
                (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1994;
                incorporated herein by reference)
        10.20   Second Amendment to Credit Agreement between California Microwave, Inc. and
                Bank of America National Trust and Savings Association, dated October 25,
                1993. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30,
                1994; incorporated herein by reference)
        10.21   Third Amendment to Credit Agreement between California Microwave, Inc. and
                Bank of America National Trust and Savings Association, dated February 22,
                1994. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30,
                1994; incorporated herein by reference)
        10.22   Fourth Amendment to Credit Agreement between California Microwave, Inc. and
                Bank of America National Trust and Savings Association, dated as of March 1,
                1995.+
        10.23   Waiver and Fifth Amendment to Credit Agreement between California Microwave,
                Inc. and Bank of America National Trust and Savings Association, dated as of
                June 30, 1995.+
        10.24   Agreement For the Sale of Assets of Telesciences Transmission Systems, Inc.
                to CMI Sub, Inc. and California Microwave Inc., dated October 23, 1993.
                (Exhibit to the Company's Form 8-K dated November 9, 1993; incorporated herein by reference.)
        10.25   Shareholders' Agreement among California Microwave, Inc., Cornix Systems,
                Harry F. Eustace, Barbara Eustace, Garber International Associates and Dr.
                F.V. Garber, dated March 8, 1994. (Exhibit to the Company's Form 10-K for its
                fiscal year ended June 30, 1994; incorporated herein reference.)

        10.26   Amendment to letter agreement with Philip F. Otto, dated August 15, 1994.**+
                (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994;
                incorporated herein reference.)
        10.27   Agreement and Plan of Reorganization of Merger, dated as of January 31, 1995 among California Microwave, Inc., CMI Acquisition Corporation and Microwave
                Networks Incorporated ("Agreement and Plan of Reorganization"; Exhibit to the
                Company's Form 8-K dated February 13, 1995; incorporated herein by reference.)
        10.28   First Amendment to Agreement and Plan of Reorganization, dated April 28, 1995
                (Exhibit to the Company's Registration Statement on Form S-4, Registration
                No. 33-57593, filed May 1, 1995; incorporated herein by reference).
        10.29   Letter Agreement with Garrett E. Pierce, dated March 30, 1994.**+
        10.30   Letter Agreement with Leon F. Blachowicz, dated December 2, 1994.**+
        10.31   Lease dated October 27, 1989, of the premises at 171 Covington Drive,
                Bloomingdale, Illinois, with First Amendment to Lease dated June 30, 1990 and
                Second Amendment to Lease dated June 30, 1994.
        10.32   Lease dated February 24, 1992 of the premises at 855 Mission Court, Fremont,
                California.
        11      Computation of Per Share Earnings.+
        13      Annual Report to Stockholders (pages incorporated by reference).+
        21      List of Subsidiaries.+
        23      Consent of Ernst & Young LLP, Independent Auditors.+
        24      Powers of Attorney.+
        27      Financial Data Schedule.+

------------

 * Registrant agrees to file such exhibits upon request by the Commission.

** Compensatory plan or arrangement.

 + Previously filed.

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

Dated: October 4, 1995                         CALIFORNIA MICROWAVE, INC.
                                               By  /s/ PHILIP F. OTTO
                                                   Philip F. Otto
                                                   Chairman, President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ PHILIP F. OTTO                Chairman, President and Chief Executive     October 4, 1995
PHILIP F. OTTO                    Officer (principal executive officer)
/s/ GARRETTE E. PIERCE            Executive Vice President and Chief          October 4, 1995
GARRETT E. PIERCE                 Financial Officer (principal financial
                                  and accounting officer)
Gilbert F. Johnson*               President -- Government Group and           October 4, 1995
GILBERT F. JOHNSON                Director
David B. Leeson*                  Director                                    October 4, 1995
DAVID B. LESSON
Robert A. Helliwell*              Director                                    October 4, 1995
ROBERT A. HELLIWELL
Arthur H. Hausman*                Director                                    October 4, 1995
ARTHUR H. HAUSMAN
Edward E. David. Jr.*             Director                                    October 4, 1995
EDWARD E. DAVID, JR.
Alfred M. Gray*                   Director                                    October 4, 1995
ALFRED M. GRAY*
*By  /s/ GEORGE L. SPILLANE
     Attorney-in-fact

                               INDEX OF EXHIBITS

NUMBER                                        DESCRIPTION
-----    -------------------------------------------------------------------------------------
10.31    Lease dated October 27, 1989, of the premises at 171 Covington Drive, Bloomingdale,
         Illinois, with First Amendment to Lease dated June 30, 1990 and Second Amendment to
         Lease dated June 30, 1994.
10.32    Lease dated February 24, 1992 of the premises at 855 Mission Court, Fremont,
         California.