Form 10-Q
period 1995-09-30
CALIFORNIA MICROWAVE INC
filed 1995-11-13
CIK 16357

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------


(Mark One)
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission File Number 0-7428

                           CALIFORNIA MICROWAVE, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                        94-1668412
(State or other jurisdiction                                 (I.R.S. Employer
of Incorporation)                                         Identification Number)


650 NORTH MARY AVENUE, SUNNYVALE, CALIFORNIA                       94086
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code           (408) 732-4000


-------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES     X            NO
                                                    ------              ------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Classes                                         Outstanding at October 31, 1995
---------------------------                     -------------------------------
Common Stock $.10 Par Value                                15,848,544

                           CALIFORNIA MICROWAVE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                 -------------------------
                                                 1995                1994*
                                                 ----                -----

Sales                                         $  115,763          $  115,139
Cost of products sold                             80,990              82,391
                                              ----------          ----------
Gross margin                                      34,773              32,748
                                              ----------          ----------
Expenses:
Research and development                           7,166               6,359
Marketing and administration                      18,038              16,728
Amortization of intangible assets                    547                 634
                                              ----------          ----------
    Total expenses                                25,751              23,721
                                              ----------          ----------
Operating income                                   9,022               9,027
Interest expense                                  (1,044)             (1,116)
Interest income                                        1                 177
                                              ----------          ----------
Income before income taxes                         7,979               8,088
Provision for income taxes                         2,872               2,911
                                              ----------          ----------
Net income                                    $    5,107          $    5,177
                                              ==========          ==========
Net income per share:
Primary                                       $      .31          $      .32
                                              ==========          ==========
Fully diluted                                 $      .31          $      .31
                                              ==========          ==========

Average shares and equivalents outstanding:
Primary                                           16,331              15,936
Fully diluted                                     18,552              18,293


* Restated to include the results of Microwave Networks Incorporated which was acquired in a pooling of interests transaction in May 1995.

See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             (Unaudited, See Note A)

                                                       September 30         June 30
                                                           1995              1995
                                                       ------------         -------

Assets
Current assets:
      Cash and cash equivalents                         $   1,639         $   1,983
      Short-term investments                                1,017               613
      Accounts receivable                                 104,677           106,635
      Inventories                                          93,733           100,431
      Deferred tax assets                                  11,494            11,494
      Prepaid expenses                                      1,770             1,898
                                                        ---------         ---------
               Total current assets                       214,330           223,054
                                                        ---------         ---------
Net property, plant and equipment                          41,274            40,268
Deferred tax assets                                         5,467             5,467
Intangible and other assets                                59,010            57,823
                                                        ---------         ---------
                                                        $ 320,081         $ 326,612
                                                        =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
      Borrowings under lines of credit                  $   3,750         $    --
      Current portion of long-term debt                       301               301
      Accounts payable                                     29,243            38,637
      Accrued income taxes                                  4,538             2,892
      Other accrued liabilities                            45,611            55,403
                                                        ---------         ---------
               Total current liabilities                   83,443            97,233
                                                        ---------         ---------
Long-term liabilities                                      75,526            75,667

Stockholders' equity:
       Common Stock                                         1,584             1,572
       Capital in excess of par value                      86,263            84,034
       Retained earnings                                   73,827            68,720
       Unamortized restricted stock plan expense             (379)             (462)
       Cumulative translation adjustment                     (183)             (152)
                                                        ---------         ---------
Total stockholders' equity                                161,112           153,712
                                                        ---------         ---------
                                                        $ 320,081         $ 326,612
                                                        =========         =========


A- The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                               For The Three Months Ended
                                                                      September 30
                                                               ---------------------------
                                                                1995                1994*
                                                                ----                -----
Operating activities:
Net income                                                    $  5,107            $  5,177
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                              3,381               2,691
      Amortization of intangible assets                            547                 634
      Other                                                       --                     9
      Debt issuance costs paid                                      51                --
Net effect of changes in:
      Accounts receivable                                        1,958              (8,584)
      Inventories                                                6,698               1,152
      Prepaid expenses                                             128                (266)
      Accounts payable                                          (9,394)             (3,570)
      Accrued income taxes                                       2,124                (195)
      Other accrued liabilities                                 (9,792)             (5,264)
                                                              --------            --------
Net cash provided by (used in) operating activities                808              (8,216)
                                                              --------            --------
Investing activities:
      Capital expenditures                                      (4,300)             (3,391)
      Acquisition of MRC                                          --                (9,600)
      Other                                                     (2,350)                (86)
                                                              --------            --------
Net cash provided by (used in) investing activities             (6,650)            (13,077)
                                                              --------            --------
Financing activities:
      Proceeds from (payments on) debt                              (5)                433
      Proceeds from issuance of common stock                     1,753               2,207
      Proceeds from short-term borrowings                        3,750               7,700
                                                              --------            --------
Net cash provided by (used in) financing activities              5,498              10,340
                                                              --------            --------
Net increase (decrease) in cash and cash equivalents              (344)            (10,953)
Cash and cash equivalents at beginning of year                   1,983              13,949
                                                              --------            --------
Cash and cash equivalents at end of period                    $  1,639            $  2,996
                                                              ========            ========
Cash paid during the period for:
      Interest                                                $    376            $    340
      Income taxes                                               1,201               3,247


* Restated to include the results of Microwave Networks Incorporated which was acquired in a pooling of interests transaction in May 1995.

    See accompanying notes.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 -         Basis of Presentation

                 The information at September 30, 1995 and for the three month periods ended September 30, 1995 and 1994 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc. believes are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1995 included in the California Microwave, Inc. 1995 Annual Report to Stockholders.

Note 2 -         Fiscal Periods

                 The Company's three month and fiscal year periods end on the Saturday closest to September 30 and June 30, respectively. For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

Note 3 -         Reclassifications

                 Certain fiscal year 1995 amounts have been reclassified to conform to the fiscal year 1996 presentation.

Note 4 -         Inventories

                                                                               September 30        June 30
                                                                                   1995              1995
                                                                               ------------        -------
                 Projects in process                                           $   23,955         $ 35,062
                 Less progress billings                                             9,473           13,358
                                                                               ----------       ----------
                                                                                   14,482           21,704
                 Work-in-process and finished goods                                37,864           38,179
                 Raw materials and parts                                           41,387           40,548
                                                                               ----------       ----------
                                                                               $   93,733       $  100,431
                                                                               ==========       ==========


Note 5 -         Unbilled Accounts Receivable

                 Included in accounts receivable at June 30, 1995 and September 30,1995 were $12,650,000 and $10,917,000, respectively, of unbilled receivables principally due to provisions contained in certain export contracts and to a lesser degree the billing provisions of government contracts.

                 The balance at September 30, 1995 is expected to be billed and collected within one year.

Note 6 -         Stockholders' Equity

                 The change in capital in excess of par value for the three months ended September 30, 1995 consists principally of common stock issuances and tax benefit of options exercised.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) certain income and expense items expressed as a percentage of the Company's total sales and (ii) the percentage change of such items for the three months ended September 30, 1995 compared to the three months ended September 30, 1994. See Consolidated Statements of Income.

                                                                                           Period to Period
                                                                Percent of Sales          Increase (Decrease)
                                                                ----------------          -------------------

                                                                 Three Months                 Three Months
                                                                     Ended                       Ended
                                                                 September 30                 September 30
                                                                 ------------                 ------------
                                                              1995           1994             1995 vs 1994
                                                              ----           ----             ------------
Sales                                                        100.0%         100.0%                 0.5%
Gross margin                                                  30.0           28.4                  6.2
Research and development expenses                              6.2            5.5                 12.7
Marketing and administration expenses                         15.6           14.5                  7.8
Amortization of intangible assets                              0.4            0.6                (13.7)
Operating income                                               7.8            7.8                  -
Interest (expense) net                                        (0.9)          (0.8)                11.1
Income before income taxes                                     6.9            7.0                 (1.3)
Net income                                                     4.4            4.5                 (1.4)

The following table sets forth sales by product class and by market sector for the three months ended September 30, 1995 and 1994 (in thousands):

                                                                  Sales
                                                                  -----

                                                               Three Months
                                                                  Ended
                                                               September 30
                                                               ------------
                                                             1995          1994
                                                             ----          ----
Satellite Communications                                 $  55,932      $  43,953
Wireless                                                    41,541         54,020
Intelligence                                                17,609         15,696
Other                                                          681          1,470
                                                          --------       --------
                                                          $115,763       $115,139
                                                          ========       ========

International                                            $  61,636      $  60,448
U.S. Commercial                                             30,929         29,986
U.S. Government                                             23,198         24,705
                                                          --------       --------
                                                          $115,763       $115,139
                                                          ========       ========

RESULTS OF OPERATIONS

    Sales   Sales were $115.8 million and $115.1 million for the three months ended September 30, 1995 and 1994, respectively, representing an increase of 1%. Satellite communication and intelligence systems sales increased 27% and 12%, respectively, offsetting a decrease of 23% in wireless sales. The increase in satellite communications sales was due primarily to investments in telecommunications infrastructure and to the expansion of existing telecommunication capacity by foreign countries. The decrease in wireless sales was principally due to a customer's decision not to purchase additional radios against a multi-year contract which had significant sales during the first quarter of fiscal 1995 and slowness during the first quarter of fiscal 1996 in international cellular markets. Additionally, regulatory and other issues have delayed at least until the second half of fiscal 1996 the development of the Personal Communications Services (PCS) market in the United States.

    International and U.S. commercial sales increased 2% and 3%, offsetting a 6% decrease in sales to the U.S. government. Products represented 65% of total sales in the first quarter of 1996 compared to 66% in the first quarter of 1995, with the balance represented by system sales.

    Gross Margin   Gross margin was $34.8 million and $32.7 million for
the three months ended September 30, 1995 and 1994, respectively, representing an increase of 6%. Gross margin as a percentage of total sales was 30.0% and 28.4% for such periods, respectively. The improvement in gross margin in the first quarter of fiscal 1996 reflects sales of higher margin products during the first quarter of fiscal 1996 compared to the first quarter of 1995, offset in part by the impact on gross margins of decreased wireless sales.

    System sales, compared to product sales, include a relatively high percentage of large subcontracted items to which the Company adds less value and therefore have lower gross margins. In addition, engineering costs in turnkey satellite earth stations and intelligence systems are usually customer funded and are included in costs of products sold. The Company's strategy includes increasing the proportion of higher margin product sales.

    Research and Development   Research and development expenses were $7.2
million and $6.4 million for the three months ended September 30, 1995 and 1994, respectively, representing an increase of 13%. Research and development expenses as a percentage of total sales were 6.2% and 5.5% for such periods, respectively. This increase was due primarily to the development of new satellite networking software and wireless products with higher anticipated gross margins. The Company anticipates that research and development expenses as a percentage of sales will remain in the 6% to 7% range for the balance of the 1996 fiscal year.

    In general, as stated above, engineering expenditures for turnkey satellite earth stations and intelligence systems are largely customer funded and are included in cost of products sold.

    Marketing and Administration   Marketing and administration expenses
were $18.0 million and $16.7 million for the three months ended September 30, 1995 and 1994, respectively, representing an increase of 8%. Marketing and administration expenses as a percentage of total sales were 15.6% and 14.5% for such periods, respectively, reflecting expansion of the Company's international sales/service presence. The Company anticipates that marketing and administration expenses as a percentage of sales will remain in the 15% to 16% range for the balance of the 1996 fiscal year.

    Amortization of Intangible   Assets Amortization expenses associated
with intangible assets were $.5 million and $.6 million for the three months ended September 30, 1995 and 1994, respectively. This decrease reflects the $10 million write-down of intangible assets in the fourth quarter of fiscal 1995.

    Operating Income   Operating income was $9.0 million for each of the
three month periods ended September 30, 1995 and 1994. Operating income as a percentage of total sales was 7.8% for each of such periods.

    Interest Expense, Net   Net interest expense was $1.0 million and
$.9 million for the three month periods ended September 30, 1995 and 1994, respectively.

    Provision for Income Taxes   The provision for income taxes was $2.9
million for each of the three month periods ended September 30, 1995 and 1994. The effective tax rate was 36% for each of such periods.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1995, the Company had working capital of $130.9 million, including $1.6 million of cash and cash equivalents, compared with working capital of $125.8 million, including cash and cash equivalents of $2.0 million, at June 30, 1995.

    During the first quarter of fiscal 1996, cash and cash equivalents were provided by operating income (including depreciation and amortization) and decreases in accounts receivable and inventories, and were used for the reduction of accounts payable and payment of year end accrued liabililties, including payments under incentive agreements and employee benefit plans. The net result was cash and cash equivalents provided by operations of $.8 million. During the first quarter of fiscal 1995, cash and cash equivalents were provided by operating income (including depreciation and amortization ) and decreases in inventories, and were used to fund growth in accounts receivable and payment of year-end accounts payable and accrued liabilities. The net result was an operational cash and cash equivalents outflow of $8.2 million.

    The Company's investing activities during the first quarter of fiscal 1996 included capital expenditures of $4.3 million. Total cash used for investing activities was $6.7 million. Total cash used for investing activities during the first quarter of fiscal 1995 was $13.1 million, which included $3.4 million of capital expenditures and a $9.6 million payment to the former shareholders of Microwave Radio Corporation (MRC) under the 1992 MRC acquisition agreement.

    During the first quarter of fiscal 1996, cash and cash equivalents of $5.5 million were provided by financing activities, including sales of $1.8 million of common stock to employees under on-going stock option and purchase plans and borrowings of $3.8 million under the Company's credit lines. During the first quarter of 1995, the Company borrowed $7.7 million under its credit lines and sold $2.2 million of common stock to employees.

    The above activity was responsible for a net decrease in cash and cash equivalents of $.3 million for the first quarter of fiscal 1996 compared to a net decrease in cash and cash equivalents of $11.0 million for the first quarter of fiscal 1995.

    In June 1995, the Company recorded restructuring and other charges of approximately $37 million in connection with a program to reduce costs and improve operating efficiencies. The program includes, among other things: the integration of operations within the Company's Wireless Products Group and the exit by California Microwave-TeleCom Transmission Systems, Inc. (TTS) from the short-haul radio market, which included certain short-haul radio contracts and the shifting of short-haul radio sales to MRC; the recording of certain contract costs at STS; the elimination of excess facilities; the reduction of employees at Satellite Transmission Systems, Inc. (STS); the write-off of excess inventory and capital equipment; and the write down of intangible assets.

    Asset writedowns represented approximately $14 million of the charges, and future cash payments represented approximately $23 million. During the three months ended September 30, 1995 cash payments approximated $2 million, reducing the remaining liabililty at September 30, 1995 to approximately $21 million as shown below (in thousands):

                                                                                       Cash Outlay
                                                                             -------------------------------


                                                     Less:
                                                     Asset Writedowns          Completed thru
                                  Provision          during fiscal 1995      September 30, 1995       Future
                                  ---------          ------------------      ------------------       ------
Contract termination
    and other costs                $13,450               $   750                 $   300             $12,400
Excess facilities                    4,902 A                 955                     385               3,562
Severance costs                      3,054 A                  -                      564               2,490
Inventory write-offs                   227                   227                      -                   -
Capital equipment write-offs         1,363                 1,363                      -                   -
Other                                3,400                   600                     410               2,390
Intangible asset write-down         10,000                10,000                      -                   -
                                   -------               -------                  ------             -------
                                   $36,396               $13,895                  $1,659             $20,842
                                   =======               =======                  ======             =======


A - after reclassification of $1.8 million for excess facilities to severance costs.

    In October 1995, the Company commenced the integration of operations within the Wireless Products Group by merging the operations of California Microwave-Microwave Networks Incorporated and TTS. As a result of this merger and of implementing the restructuring plans, certain amounts totalling $1.8 million originally provided for excess facililties were determined to not be needed and were reallocated to additional severance costs. There have been no other material changes in the restructuring plan or in estimates of the restructuring costs. The Company expects that cash expenditures that will be incurred to complete the restructuring will not have a material effect on the Company's liquidity.

    The Company has available two unsecured committed credit facilities, totaling $33.5 million, $25 million of which originally expired in October 1995 and was extended to December 1995, and $8.5 million of which expires in October 1996. At September 30, 1995, there were $3.75 million of borrowings and $10.6 million of standby letters of credit outstanding under these credit lines, leaving $19.1 million of available credit lines. The Company expects to renew or replace its credit facility that expires in December 1995 on terms no less favorable than current terms.

    The Company believes that its current cash position, funds generated from operations and funds available from its credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures, debt service and external investments for the next 12 months.

OTHER FINANCIAL INFORMATION

    Bookings   Orders booked were $101.4 million and $112.8 million for
the three months ended September 30, 1995 and 1994, respectively, representing a decrease of 10%. Wireless products and satellite communications bookings decreased 23% and 14%, respectively, to 40% and 38%, respectively, of total bookings. These decreases in bookings reflect delays in the satellite communications and international cellular markets due primarily to difficulties experienced in obtaining financing by customers in developing countries, such as those in Latin America.

    Backlog   Backlog was $217.2 million and $230.3 million at September
30, 1995, and 1994, respectively, representing a decrease of 6%. Approximately 90% of the September 30, 1995 backlog is expected to be delivered within twelve months.

                           PART II - OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

              At the Annual Meeting of Shareholders of registrant held on October 26, 1995, the shareholders:

              1. Elected all of the nominees for Director for the ensuing year as follows:

                 Name                               For                      Against
                 ----                               ---                      -------

                 Philip F. Otto                     12,868,043               214,790
                 David B. Leeson                    12,778,498               304,335
                 Robert A. Helliwell                12,948,433               134,400
                 Gilbert F. Johnson                 12,865,170               217,663
                 Arthur H. Hausman                  12,947,042               135,791
                 Edward E. David, Jr.               12,950,308               132,525
                 Alfred M. Gray                     12,942,468               140,365
                 J. J. Adorjan                      12,941,315               141,518

              2. Approved an amendment to the 1992 Stock Option Plan to provide
                 a) that the initial stock option award to directors who are not employees of the Company (non- employee directors) be increased from 5,000 to 10,000 shares (with current non- employee directors to receive an option to purchase 5,000 shares by reason of this change), b) that the annual stock option award for non-employee directors be increased from 2,000 shares to 3,000 shares for members other than chairs of committees and to 5,000 shares for chairs of committees, and c) that the one year vesting requirement applicable to options granted to non-employee directors be removed. The number of shares voted in favor of the amendment being 12,289,846; the number of shares voted against being 604,861, the number of abstentions being 152,061 and non-votes being 36,065.

              3. Ratified the selection of Ernst & Young LLP as independent certified public accountants for the Company, with the number of shares voted in favor of the ratification being 12,871,733; the number of shares voted against such ratification being 156,876; and the number of abstentions being 54,224.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit 11 - Statement re computation of per share earnings.
                   Exhibit 27 - Financial Data Schedule
              (b)  Reports on Form 8-K
                   No reports on Form 8-K were filed for the quarter ending September 30, 1995.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA MICROWAVE, INC.




November 9, 1995                     BY    /s/   Philip F. Otto
----------------                           -------------------------------------
Date                                       Philip F. Otto
                                           President and Chief Executive Officer
                                           Chairman of the Board




November 9, 1995                     BY    /s/   Garrett E. Pierce
----------------                           -------------------------------------
Date                                       Garrett E. Pierce
                                           Executive Vice President
                                           Chief Financial Officer

                            California Microwae, Inc.
                        Computation of Per Share Earnings
                                   Exhibit 11
                    (In thousands, except per share amounts)


                                               Three Months Ended                 Three Months Ended
                                               September 30, 1995                 September 30, 1994
                                               ------------------                 ------------------

PRIMARY - EPS:

Net income, as reported                               $ 5,107                           $ 5,177
                                                      =======                           =======

Average shares outstanding                             15,807                            15,350

Add - Common stock equivalents of Company's
stock options using the treasury stock method             524                               586
                                                      -------                           -------

Average shares and equivalents - Primary               16,331                            15,936
                                                      =======                           =======

Net income per share - Primary                        $   .31                           $   .32
                                                      =======                           =======


FULLY DILUTED - EPS:

Net income, as reported                               $ 5,107                           $ 5,177

Add back interest, net of taxes                           562                               570
                                                      -------                           -------

Net income for fully diluted                          $ 5,669                           $ 5,747
                                                      =======                           =======

Average shares and equivalents - primary               16,331                            15,936

Add- additional common stock equivalents of
the Company's stock options                               -0-                                65

Add - Shares to be issued at conversion of
Convertible Debentures                                  2,221                             2,292
                                                      -------                           -------

Average shares and equivalents - Fully Diluted         18,552                            18,293
                                                      =======                           =======


Net income per share - Fully Diluted                  $   .31                           $   .31
                                                      =======                           =======

         Exhibit
           No.                                              Exhibit Description
           ---                                              -------------------

           Ex-27                                       Financial Data Schedule