Form 10-Q
period 1995-12-31
CALIFORNIA MICROWAVE INC
filed 1996-02-12
CIK 16357

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                              ------------     ------------
Commission File Number 0-7428

                           CALIFORNIA MICROWAVE, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                 94-1668412
(State or other jurisdiction of Incorporation)      (I.R.S. Employer
                                                    Identification Number)

555 TWIN DOLPHIN DRIVE, REDWOOD CITY, CALIFORNIA         94065
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (415) 596-9000

65O NORTH MARY AVENUE, SUNNYVALE, CALIFORNIA 94086   Former
name, former address, and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES   X     NO
                                                      ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Classes                                   Outstanding at January 31, 1996
Common Stock $.10 Par Value                            15,963,266

                          Part I. Financial Information

Item 1.  Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                            Three Months Ended                 Six Months Ended
                                                December 31                       December 31
                                        --------------------------        --------------------------
                                          1995             1994*              1995            1994*
                                        ---------        ---------        ---------        ---------

Sales                                   $ 116,289        $ 119,063        $ 232,052        $ 234,202
Cost of products sold                      82,159           83,112          163,149          165,503
                                        ---------        ---------        ---------        ---------
Gross margin                               34,130           35,951           68,903           68,699
                                        ---------        ---------        ---------        ---------
Expenses:
Research and development                    7,532            7,154           14,698           13,513
Marketing and administration               19,255           17,581           37,293           34,309
Amortization of intangible assets             547              634            1,094            1,268
                                        ---------        ---------        ---------        ---------
    Total expenses                         27,334           25,369           53,085           49,090
                                        ---------        ---------        ---------        ---------
Operating income                            6,796           10,582           15,818           19,609
Interest expense                           (1,125)          (1,236)          (2,169)          (2,352)
Interest income                                31                3               32              180
                                        ---------        ---------        ---------        ---------
Income before income taxes                  5,702            9,349           13,681           17,437
Provision for income taxes                  2,054            3,406            4,926            6,317
                                        ---------        ---------        ---------        ---------
Net income                              $   3,648        $   5,943        $   8,755        $  11,120
                                        =========        =========        =========        =========
Net income per share:
Primary                                 $     .23        $     .37        $     .54        $     .69
                                        =========        =========        =========        =========
Fully diluted                           $     .23        $     .35        $     .54        $     .66
                                        =========        =========        =========        =========

Average shares and
equivalents outstanding:
Primary                                    16,129           16,273           16,230           16,105
Fully diluted                              18,351           18,651           18,452           18,473


* Restated to include the results of Microwave Networks Incorporated which was acquired in a pooling of interests transaction in May 1995.

See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             (Unaudited, See Note A)

                                                     December 31        June 30
                                                        1995              1995
                                                      ---------        ---------
Assets
------
Current assets:
      Cash and cash equivalents                       $   6,296        $   1,983
      Short-term investments                              1,126              613
      Accounts receivable                               108,479          106,635
      Inventories                                        91,056          100,431
      Deferred tax assets                                11,494           11,494
      Prepaid expenses                                    2,373            1,898
                                                      ---------        ---------
               Total current assets                     220,824          223,054
                                                      ---------        ---------
Net property, plant and equipment                        45,227           40,268
Deferred tax assets                                       5,467            5,467
Intangible and other assets                              56,874           57,823
                                                      ---------        ---------
                                                      $ 328,392        $ 326,612
                                                      =========        =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:

      Current portion of long-term debt               $     201        $     301
      Accounts payable                                   36,239           38,637
      Accrued income taxes                                4,929            2,892
      Other accrued liabilities                          46,785           55,403
                                                      ---------        ---------
               Total current liabilities                 88,154           97,233
                                                      ---------        ---------
Long-term liabilities                                    75,289           75,667

Stockholders' equity:
      Common stock                                        1,586            1,572
      Capital in excess of par value                     86,384           84,034
      Retained earnings                                  77,475           68,720
      Unamortized restricted stock plan expense            (312)            (462)
      Cumulative translation adjustment                    (184)            (152)
                                                      ---------        ---------
               Total stockholders' equity               164,949          153,712
                                                      ---------        ---------
                                                      $ 328,392        $ 326,612
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

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                             For The Six Months Ended
                                                                    December 31
                                                             ------------------------
                                                               1995            1994*
                                                             --------        --------

Operating activities:
Net income                                                   $  8,755        $ 11,120
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                             5,743           5,400
      Amortization of intangible assets                         1,094           1,268
      Other                                                      --               (47)
      Debt issuance costs paid                                    105            --
Net effect of changes in:
      Accounts receivable                                      (1,844)        (18,522)
      Inventories                                               9,375          (3,113)
      Prepaid expenses                                           (475)           (539)
      Accounts payable                                         (2,398)         (2,352)
      Accrued income taxes                                      2,515             646
      Other accrued liabilities                                (8,618)         (2,739)
                                                             --------        --------
Net cash provided by (used in) operating activities            14,252          (8,878)
                                                             --------        --------
Investing activities:
      Capital expenditures                                    (10,552)         (7,108)
      Acquisition of MRC                                         --            (9,600)
      Other                                                    (1,155)            254
                                                             --------        --------
Net cash provided by (used in) investing activities           (11,707)        (16,454)
                                                             --------        --------
Financing activities:
      Proceeds from (payments on) debt                           (111)          1,413
      Proceeds from issuance of common stock                    1,879           3,707
      Proceeds from short-term borrowings                        --            11,190
                                                             --------        --------
Net cash provided by (used in) financing activities             1,768          16,310
                                                             --------        --------
Net increase (decrease) in cash and cash equivalents            4,313          (9,022)
Cash and cash equivalents at beginning of year                  1,983          13,949
                                                             --------        --------
Cash and cash equivalents at end of period                   $  6,296        $  4,927
                                                             ========        ========

Cash paid during the period for:
      Interest                                               $  1,855        $  2,012
      Income taxes                                              2,647           5,667


* Restated to include the results of Microwave Networks Incorporated which was acquired in a pooling of interests transaction in May 1995.

  See accompanying notes.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 -         Basis of Presentation

                 The information at December 31, 1995, and for the three- and six-month periods ended December 31, 1995 and 1994, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc. believes are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1995 included in the California Microwave, Inc. 1995 Annual Report to Stockholders.

Note 2 -         Fiscal Periods

                 The Company's three and six month and fiscal year periods end on the Saturday closest to December 31 and June 30, respectively. For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

Note 3 -         Reclassifications

                 Certain fiscal year 1995 amounts have been reclassified to conform to the fiscal year 1996 presentation.



Note 4 -         Inventories                                              (in thousands)

                                                                            December 31          June 30
                                                                              1995                 1995
                                                                             --------           ----------
                 Projects in process                                         $ 26,659           $   35,062
                 Less progress billings                                        10,552               13,358
                                                                             --------           ----------
                                                                               16,107               21,704
                 Work-in-process and finished goods                            28,906               38,179
                 Raw materials and parts                                       46,043               40,548
                                                                             --------           ----------
                                                                             $ 91,056           $  100,431
                                                                             ========           ==========



Note 5 -         Unbilled Accounts Receivable

                 Included in accounts receivable at December 31, 1995 and June 30, 1995 is approximately $10.7 million and $12.7 million, respectively, of unbilled receivables principally due to provisions contained in certain export contracts and to a lessor degree the billing provisions of government contracts.

                 At December 31, 1995, approximately $8 million was due the Company from a foreign customer, of which approximately 50% was unbilled. In January 1996, the customer applied for protection from its creditors under its local law. The Company believes that any portion of the amounts due it from the customer that are not realized through future cash collections or from the disposition of any equipment returned to the Company pursuant to the local bankruptcy law will not exceed reserves established at June 30, 1995 in connection with this customer.

                 The remaining amount of unbilled receivables at December 31, 1995 is expected to be billed and collected within one year.

Note 6 -         Stockholders' Equity

                 The change in capital in excess of par value for the six months ended December 31, 1995 consists principally of common stock issuances and tax benefit of options exercised.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth for the periods indicated (i) certain income and expense items expressed as a percentage of the Company's total sales and (ii) the percentage change of such items for the three and six months ended December 31, 1995 compared to the three and six months ended December 31, 1994. See Condensed Consolidated Statements of Income.


                                                                                       Period to Period
                                                   Percent of Sales                    Increase (Decrease)
                                                   ----------------                    -------------------
                                         Three Months          Six Months        Three Months      Six Months
                                            Ended                 Ended              Ended            Ended
                                            -----                 -----              -----            -----
                                          December 31           December 31        December 31      December 31
                                         -------------        ------------       ------------      ------------
                                         1995     1994        1995    1994       1995 vs 1994      1995 vs 1994
                                         ----     ----        ----    ----       ------------      ------------

Sales                                    100.0%   100.0%       100.0%  100.0%        (2.3)%            (0.9)%
Gross margin                              29.4     30.2         29.7    29.3         (5.1)              0.3
Research and development expenses          6.5      6.0          6.3     5.8          5.3               8.8
Marketing and administration expenses     16.6     14.8         16.1    14.7          9.5               8.7
Amortization of intangible assets          0.5      0.5          0.5     0.5        (13.7)            (13.7)
Operating income                           5.8      8.9          6.8     8.4        (35.8)            (19.3)
Interest (expense) net                    (0.9)    (1.0)        (0.9)   (0.9)       (11.3)             (1.6)
Income before income taxes                 4.9      7.9          5.9     7.5        (39.0)            (21.5)
Net income                                 3.1      5.0          3.8     4.8        (38.6)            (21.3)




The following table sets forth sales by product class and by market sector for the three and six months ended December 31, 1995 and 1994 (in thousands):

                                                                  Sales
                                                                  -----
                                             Three Months                       Six Months
                                                 Ended                             Ended
                                              December 31                       December 31
                                              -----------                       -----------
                                            1995       1994               1995           1994
                                            ----       ----               ----           ----

Satellite Communications                $  56,630      $  42,523         $112,562        $  86,476
Wireless                                   42,180         58,237           83,721          112,257
Intelligence                               17,461         17,890           35,070           33,586

Other                                          18            413              699            1,883
                                        ---------      ---------         --------        ---------
                                         $116,289       $119,063         $232,052         $234,202
                                        =========      =========         ========        =========

International                           $  61,024      $  52,816         $122,660         $113,264
U.S. Commercial                            30,942         38,184           61,871           68,170
U.S. Government                            24,323         28,063           47,521           52,768
                                        ---------      ---------         --------        ---------
                                         $116,289       $119,063         $232,052         $234,202
                                        =========      =========         ========        =========

RESULTS OF OPERATIONS

     SALES Sales were $116.3 million and $119.1 million for the three months ended December 31, 1995 and 1994, respectively, representing a decrease of 2%. Satellite communications sales increased 33%, offsetting a decrease of 28% in wireless sales. The increase in satellite communications sales was due primarily to investments in telecommunications infrastructure and expansion of existing telecommunication capacity in foreign countries. The decrease in wireless sales was principally due to a customer's decision during fiscal 1995 not to purchase additional radios against a multi-year contract for which the Company had significant sales during the second quarter of fiscal 1995, and to slowness during the second quarter of fiscal 1996 in international cellular markets. Additionally, regulatory and other issues have delayed at least until the second half of fiscal 1996 the development of the Personal Communications Services
(PCS) market in the United States.

     International sales increased 16%, offsetting decreases of 19% and 13% in U.S. commercial sales and sales to the U.S. government, respectively. Products represented 66% of total sales in the second quarter of 1996 compared to 67% in the second quarter of 1995, with the balance represented by system sales.

     Sales were $232.1 million and $234.2 million for the six months ended December 31, 1995 and 1994, respectively, representing a decrease of 1%. Satellite communications and intelligence systems sales increased 30% and 4%, respectively, substantially offsetting a 25% decrease in wireless sales. International sales increased 8% while U.S. commercial sales and sales to the U.S. government decreased 9% and 10%, respectively.

     GROSS MARGIN Gross margin was $34.1 million and $36.0 million for the three months ended December 31, 1995 and 1994, respectively, representing a decrease of 5%. Gross margin as a percentage of total sales was 29.4% and 30.2% for such periods, respectively.

     Gross margin was $68.9 million and $68.7 million for the six months ended December 31, 1995 and 1994, respectively. Gross margin as a percentage of total sales was 29.7% and 29.3% for such periods, respectively.

     System sales, compared to product sales, include a relatively high percentage of large subcontracted items to which the Company adds less value and which therefore have lower gross margins. In addition, engineering costs in turnkey satellite earth stations and intelligence systems are usually customer funded and are included in cost of products sold. The Company's strategy includes increasing the proportion of higher margin product sales.

     RESEARCH AND DEVELOPMENT Research and development expenses were $7.5 million and $7.2 million for the three months ended December 31, 1995 and 1994, respectively, representing an increase of 5%. Research and development expenses as a percentage of total sales were 6.5% and 6.0% for such periods, respectively. This increase was due primarily to the development of new satellite networking software and wireless products with higher anticipated gross margins. The Company anticipates that research and development expenses as a percentage of sales will remain in the 6% to 7% range for the balance of fiscal 1996.

     Research and development expenses were $14.7 million and $13.5 million for the six months ended December 31, 1995 and 1994, respectively, representing an increase of 9%. Research and development expenses as a percentage of total sales were 6.3% and 5.8% for such periods, respectively.

     In general, as stated above, engineering expenditures for turnkey satellite earth stations and intelligence systems are largely customer funded and are included in cost of products sold.

     MARKETING AND ADMINISTRATION Marketing and administration expenses were $19.3 million and $17.6 million for the three months ended December 31, 1995 and 1994, respectively, representing an increase of 10%. Marketing and administration expenses as a percentage of total sales were 16.6% and 14.8% for such periods, respectively, reflecting continued expansion of the Company's international sales/service presence. The Company anticipates that marketing and administration expenses as a percentage of sales will be in the 15% to 16% range for the balance of fiscal 1996.

     Marketing and administration expenses were $37.3 million and $34.3 million for the six months ended December 31, 1995 and 1994, respectively, representing an increase of 9%. Marketing and administration expenses as a percentage of total sales was 16.1% and 14.7% for such periods respectively.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expenses associated with intangible assets were $.5 million and $.6 million for the three months ended December 31, 1995 and 1994, respectively, representing a decrease of 14%. This decrease reflects the $10 million write-down of intangible assets in the fourth quarter of fiscal 1995.

     OPERATING INCOME Operating income was $6.8 million and $10.6 million for the three months ended December 31, 1995 and 1994, respectively, representing a 36% decrease. Operating income as a percentage of total sales was 5.8% and 8.9% for such periods.

     Operating income was $15.8 million and $19.6 million for the six months ended December 31, 1995 and 1994, respectively, representing a decrease of 19%. Operating income as a percentage of sales was 6.8% and 8.4% for such periods, respectively.

     INTEREST EXPENSE, NET Net interest expense was $1.1 million and $1.2 million for the three months ended December 31, 1995 and 1994, respectively, representing an 11% decrease. Net interest expense was $2.1 million and $2.2 million for the six months ended December 31, 1995 and 1994, respectively, representing a 2% decrease. The decrease in net interest expense reflects the improved cash flow in fiscal 1996 compared to fiscal 1995, lessening the need for the Company to borrow against its credit lines.

     PROVISION FOR INCOME TAXES The provision for income taxes was $2.1 million and $3.4 million for the three months ended December 31, 1995 and 1994, respectively, representing a 40% decrease. The provision for income taxes was $4.9 million and $6.3 million for the six months ended December 31, 1995 and 1994, respectively, representing a 22% decrease. The effective tax rate was 36% for each of such periods.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had working capital of $132.7 million, including $6.3 million of cash and cash equivalents, compared with working capital of $125.8 million, including cash and cash equivalents of $2.0 million, at June 30, 1995.

     During the first six months of fiscal 1996 cash and cash equivalents were provided by operating income (including depreciation and amortization) and decreases in inventories, and were used to fund an increase in accounts receivable and to reduce accounts payable and to pay year-end accrued liabilities, including payments under incentive agreements and employee benefit plans. The net result was cash and cash equivalents provided by operations of $14.3 million. During the first six months of fiscal 1995, cash and cash equivalents were provided by operating income (including depreciation and amortization ) and were used to fund growth in accounts receivable and inventories and for payment of year-end accounts payable and accrued liabilities. The net result was an operational cash and cash equivalents outflow of $8.9 million.

     The Company's investing activities during the first six months of fiscal 1996 included capital expenditures of $10.6 million. Total cash used for investing activities was $11.7 million. Net cash used for investing activities during the first six months of fiscal 1995 was $16.4 million, which included $7.1 million of capital expenditures and a $9.6 million payment to the former shareholders of Microwave Radio Corporation (MRC) under the 1992 MRC acquisition agreement.

     During the first six months of fiscal 1996, cash and cash equivalents of $1.8 million were provided by financing activities, including sales of $1.9 million of common stock to employees under on-going stock option and purchase plans. During the first six months of 1995, the Company borrowed $11.2 million under its credit lines and sold $3.7 million of common stock to employees.

     The above activity resulted in a net increase in cash and cash equivalents of $4.3 million for the first six months of fiscal 1996 compared to a net decrease in cash and cash equivalents of $9.0 million for the first six months of fiscal 1995.

     In June 1995, the Company recorded restructuring and other charges of approximately $37 million in connection with a program to reduce costs and improve operating efficiencies. The program included, among other things: the integration of operations within the Company's Wireless Products Group and the exit by California Microwave-TeleCom Transmission Systems, Inc. (TTS) from the short-haul radio market, which included certain short-haul radio contracts and the shifting of short-haul radio sales to MRC; the recording of certain contract costs at STS; the elimination of excess facilities; the reduction of employees at Satellite Transmission Systems, Inc. (STS); the write-off of excess inventory and capital equipment; and the write down of intangible assets.

     Asset writedowns represented approximately $14 million of the charges, and future cash payments represented approximately $23 million. During the six months ended December 31, 1995 cash payments approximated $2.3 million, reducing the remaining liability at December 31, 1995 to approximately $20.2 million as shown below (in thousands):


                                                                                      Cash Outlay
                                                                             -------------------------------
                                                   Less:
                                     1995         Asset Writedowns            Completed through
                                  Provision       during fiscal 1995         December 31, 1995        Future
                                  ---------       ------------------         ------------------       ------
Contract termination
    and other costs                $13,450            $   750                      $   300            $12,400
Excess facilities                    4,902 A              955                          364              3,583
Severance costs                      3,054 A             --                            820              2,234
Inventory write-offs                   227                227                         --                 --
Capital equipment write-offs         1,363              1,363                         --                 --
Other                                3,400                600                          792              2,008
Intangible asset write-down         10,000             10,000                         --                 --
                                   -------            -------                      -------            -------
                                   $36,396            $13,895                      $ 2,276            $20,225
                                   =======            =======                      =======            =======


A - after reclassification of $1.8 million from excess facilities to severance costs.



     In October 1995, the Company commenced the integration of operations within the Wireless Products Group by merging the operations of California Microwave-Microwave Networks Incorporated and TTS. As a result of this merger and of implementing the restructuring plans, certain amounts totaling $1.8 million originally provided for excess facilities were determined to not be needed and were reallocated to additional severance costs. There have been no other material changes in the restructuring plan or in estimates of the restructuring costs. The Company expects that cash expenditures that will be incurred to complete the restructuring will not have a material effect on the Company's liquidity.

     The Company has available two unsecured committed credit facilities, totaling $68.5 million, $60.0 million of which expires in September 1998, and $8.5 million of which expires in October 1996. At December 31, 1995, there were no borrowings and $11.4 million of standby letters of credit outstanding under these credit lines, leaving $57.1 million of available credit lines.

     The Company believes that its current cash position, funds generated from operations and funds available from its credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures, debt service and external investments for the next 12 months.

OTHER FINANCIAL INFORMATION

     BOOKINGS Orders booked were $114.9 million and $159.3 million for the three months ended December 31, 1995 and 1994, respectively, representing a decrease of 28%. Wireless products bookings increased 2% to 42% of total bookings. Satellite communications and intelligence systems decreased 35% and 54%, respectively. During the second quarter of fiscal 1995, the Company booked two significant multi-year orders, one each for satellite communications and intelligence systems, of approximately $40 million and $25.8 million, respectively.

     BACKLOG Backlog was $215.7 million and $270.6 million at December 31, 1995 and 1994, respectively, representing a decrease of 20%. Approximately 90% of the December 31, 1995 backlog is expected to be delivered within twelve months.

                           Part II - Other Information

Item 1.      Legal Proceedings

             On November 9, 1995, and December 12, 1995, putative class action lawsuits entitled Rick Fairchild v. California
             Microwave, Inc. et al. and Mark E. McKinney v.
             California Microwave, Inc. et al. were filed in the United
             States District Court for the Northern District of California. The plaintiffs in these two cases, which have been consolidated, purport to represent a class of all persons who purchased common stock of California Microwave, Inc. (the "Company") between September 6, 1994 and June 29, 1995 (the "Class Period"). Named as defendants are the Company and certain of its executive officers. The complaints allege that defendants violated various federal securities laws through material misrepresentations and omissions during the Class Period. California Microwave, Inc. believes that it has meritorious defenses to the claims alleged in these lawsuits and intends to defend the actions vigorously.

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibit 11 - Statement re computation of per share earnings.
                   Exhibit 27 - Financial Data Schedule.

             (b)   Reports on Form 8-K.
                   One report on Form 8-K, dated November 9, 1995, reporting under Item 5 information related to the legal proceedings referred to in Item 1 above was filed for the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICROWAVE, INC.

February 10, 1996                   BY    /s/   Philip F. Otto
-------------------------                 -------------------------------------
Date                                      Philip F. Otto
                                          President and Chief Executive Officer
                                          Chairman of the Board

February 10, 1996                   BY    /s/   George L. Spillane
-------------------------                 -------------------------------------
Date                                      George L. Spillane
                                          Vice President
                                          Chief Financial Officer

                                EXHIBIT INDEX

Ex. 11   Statement re computation of per share earnings.
Ex. 27   Financial Data Schedule.