Form 10-Q
period 1996-03-31
CALIFORNIA MICROWAVE INC
filed 1996-05-10
CIK 16357

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                           -------------------------

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 1996


                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

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


- --------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES    X      NO
                                                   ---        ---
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Classes                         Outstanding at April 30,  1996
- ----------------------------            ------------------------------
Common Stock $.10 Par Value                 16,008,595

                          Part I. Financial Information

Item 1.  Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                          March 31                          March 31
                                                  --------------------------        --------------------------

                                                   1996              1995*            1996             1995*
                                                   ----              -----            ----             -----

Sales                                             $ 100,073        $ 121,893        $ 332,125        $ 356,095
Cost of products sold                                70,377           84,499          233,526          250,002
                                                  ---------        ---------        ---------        ---------
Gross margin                                         29,696           37,394           98,599          106,093
                                                  ---------        ---------        ---------        ---------
Expenses:

Research and development                              7,707            8,040           22,405           21,553
Marketing and administration                         18,438           18,866           55,731           53,175
Amortization of intangible assets                       547              634            1,641            1,902
                                                  ---------        ---------        ---------        ---------
     Total expenses                                  26,692           27,540           79,777           76,630
                                                  ---------        ---------        ---------        ---------
Operating income                                      3,004            9,854           18,822           29,463
Interest expense                                       (981)          (1,343)          (3,147)          (3,695)
Interest income                                          45              134               74              314
                                                  ---------        ---------        ---------        ---------
Income before income taxes                            2,068            8,645           15,749           26,082
Provision for income taxes                              743            2,610            5,669            8,927
                                                  ---------        ---------        ---------        ---------
Net income                                        $   1,325        $   6,035        $  10,080        $  17,155
                                                  =========        =========        =========        =========
Net income per share:

Primary                                           $     .08        $     .37        $     .62        $    1.06
                                                  =========        =========        =========        =========
Fully diluted                                     $     .08        $     .36        $     .62        $    1.02
                                                  =========        =========        =========        =========

Average shares and equivalents outstanding:

Primary                                              16,148           16,332           16,203           16,180
Fully diluted                                        18,397           18,554           18,433           18,499


* Restated to include the results of Microwave Networks Incorporated which was acquired in a pooling of interests transaction in May 1995.

See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             (Unaudited, See Note A)

                                                       March 31          June 30
                                                         1996             1995
                                                       ---------        ---------
Assets
Current assets:
       Cash and cash equivalents                       $   1,502        $   1,983
       Short-term investments                              1,247              613
       Accounts receivable                               101,695          106,635
       Inventories                                       105,220          100,431
       Deferred tax assets                                11,494           11,494
       Prepaid expenses                                    2,397            1,898
                                                       ---------        ---------
                Total current assets                     223,555          223,054
                                                       ---------        ---------
Net property, plant and equipment                         45,852           40,268
Deferred tax assets                                        5,467            5,467
Intangible and other assets                               56,108           57,823
                                                       ---------        ---------
                                                       $ 330,982        $ 326,612
                                                       =========        =========

Liabilities and Stockholders' Equity
Current liabilities:

       Notes payable                                   $   1,200        $    --
       Current portion of long-term debt                     209              301
       Accounts payable                                   41,988           38,637
       Accrued income taxes                                5,910            2,892
       Other accrued liabilities                          40,743           55,403
                                                       ---------        ---------
                Total current liabilities                 90,050           97,233
                                                       ---------        ---------
Long-term liabilities                                     72,907           75,667

Stockholders' equity:

       Common stock                                        1,598            1,572
       Capital in excess of par value                     88,038           84,034
       Retained earnings                                  78,800           68,720
       Unamortized restricted stock plan expense            (253)            (462)
       Cumulative translation adjustment                    (158)            (152)
                                                       ---------        ---------
                Total stockholders' equity               168,025          153,712
                                                       ---------        ---------
                                                       $ 330,982        $ 326,612
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

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                 Nine Months Ended
                                                                      March 31
                                                              ------------------------
                                                                1996            1995*
                                                                ----            -----
Operating activities:
Net income                                                    $ 10,080        $ 17,155
Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:

       Depreciation and amortization                             9,396           6,840
       Amortization of intangible assets                         1,641           1,902
       Debt issuance costs paid                                    157            --
Net effect of changes in:
       Accounts receivable                                       4,940          (9,404)
       Inventories                                              (4,789)        (10,151)
       Prepaid expenses                                           (499)         (1,250)
       Accounts payable                                          3,351          (3,392)
       Accrued income taxes                                      3,593            (203)
       Other accrued liabilities                               (17,495)          1,747
                                                              --------        --------
Net cash provided by (used in) operating activities             10,375           3,244
                                                              --------        --------

Investing activities:
       Capital expenditures                                    (14,776)        (10,364)
       Acquisition of Microwave Radio Corporation                 --            (9,600)
       Other                                                      (722)            203
                                                              --------        --------
Net cash provided by (used in) investing activities            (15,498)        (19,761)
                                                              --------        --------

Financing activities:
       Proceeds from (payments on) debt                            (17)          1,308
       Proceeds from issuance of common stock                    3,459           5,879
       Proceeds from short-term borrowings                       1,200           2,600
                                                              --------        --------
Net cash provided by (used in) financing activities              4,642           9,787
                                                              --------        --------
Net increase (decrease) in cash and cash equivalents              (481)         (6,730)
Cash and cash equivalents at beginning of year                   1,983          13,949
                                                              --------        --------
Cash and cash equivalents at end of period                    $  1,502        $  7,219
                                                              ========        ========

Cash paid during the period for:

       Interest                                               $  2,059        $  2,149
       Income taxes                                              1,865           7,897



* Restated to include the results of Microwave Networks Incorporated which was acquired in a pooling of interests transaction in May 1995.

     See accompanying notes.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 -          Basis of Presentation

                  The information at March 31, 1996, and for the three- and nine-month periods ended March 31, 1996 and 1995, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc. believes are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1995 included in the California Microwave, Inc. 1995 Annual Report to Stockholders.

Note 2 -          Fiscal Periods

                  The Company's three-and nine-month and fiscal year periods end on the Saturday closest to March 31 and June 30, respectively. For clarity of presentation, all fiscal periods are reported as ending on a calendar month end.

Note 3 -          Reclassifications

                  Certain fiscal year 1995 amounts have been reclassified to conform to the fiscal year 1996 presentation.

Note 4 -          Inventories                                        (in thousands)

                                                                 March 31       June 30
                                                                    1996          1995
                                                                 -----------------------
                  Projects in process                            $ 24,619       $ 35,062
                  Less progress billings                           10,155         13,358
                                                                 --------       --------
                                                                   14,464         21,704
                  Work-in-process and finished goods               37,490         38,179
                  Raw materials and parts                          53,266         40,548
                                                                 --------       --------
                                                                 $105,220       $100,431
                                                                 ========       ========


Note 5 -          Unbilled Accounts Receivable

                  Included in accounts receivable at March 31, 1996 and June 30, 1995 is approximately $6.6 million and $12.7 million, respectively, of unbilled receivables principally due to provisions contained in certain export contracts and, to a lesser degree, to the billing provisions of government contracts.

                  The unbilled receivables at March 31, 1996 are expected to be billed and collected within one year.

Note 6 -          Stockholders' Equity

                  The change in capital in excess of par value for the nine months ended March 31, 1996 consists principally of common stock issuances and tax benefit of options exercised.

Note 7-           Contingent Liabilities

                  See Part II, Item I for a description of outstanding litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

To the extent that this Form 10-Q includes forward-looking statements, such statements are subject to certain risks and uncertainties, including such factors, among others, as the level of new orders received and unexpected delays in shipments during the remainder of the fiscal year and other risks detailed in the Company's Securities and Exchange Commission filings, including the Form S-4 registration statement of the Company that became effective May 5, 1995.

The following table sets forth for the periods indicated (i) certain income and expense items expressed as a percentage of the Company's total sales and (ii) the percentage change of such items for the three and nine months ended March 31, 1996 compared to the three and nine months ended March 31, 1995. See Condensed Consolidated Statements of Income.

                                                                                                     Period to Period
                                                            Percent of Sales                        Increase (Decrease)
                                                            ----------------                        -------------------

                                                  Three Months                Nine Months         Three Months    Nine Months
                                                     Ended                       Ended               Ended           Ended
                                                    March 31                    March 31            March 31        March 31
                                                    --------                    --------            --------        --------
                                               1996         1995          1996           1995     1996 vs 1995    1996 vs 1995
                                               ----         ----          ----           ----     ------------    ------------

Sales                                         100.0%        100.0%        100.0%        100.0%       (17.9)%          (6.7)%
Gross margin                                   29.7          30.7          29.7          29.8        (20.6)           (7.1)
Research and development expenses               7.7           6.6           6.7           6.1         (4.1)            4.0
Marketing and administration expenses          18.4          15.5          16.7          14.9         (2.3)            4.8
Amortization of intangible assets               0.6           0.5           0.5           0.5        (13.7)          (13.7)
Operating income                                3.0           8.1           5.7           8.3        (69.5)          (36.1)
Interest (expense) net                         (0.9)         (1.0)         (0.9)         (1.0)       (22.6)           (9.1)
Income before income taxes                      2.1           7.1           4.7           7.3        (76.1)          (39.6)
Net income                                      1.3           5.0           3.0           4.8        (78.0)          (41.2)


The following table sets forth sales by product class and by market sector for the three and nine months ended March 31, 1996 and 1995 (in thousands):

                                                      Sales
                                                      -----

                                     Three Months                   Nine Months
                                        Ended                         Ended
                                       March 31                      March 31
                                       --------                      --------
                                 1996            1995           1996          1995
                                 ----            ----           ----          ----

Satellite Communications       $ 39,819       $ 41,975       $152,381       $133,051
Wireless                         40,066         60,550        123,787        173,243
Intelligence                     20,044         19,170         55,114         48,001
Other                               144            198            843          1,800
                               --------       --------       --------       --------
                               $100,073       $121,893       $332,125       $356,095
                               ========       ========       ========       ========


International                  $ 44,624       $ 55,046       $167,284       $169,342
U.S. Commercial                  28,910         34,366         90,781        101,840
U.S. Government                  26,539         32,481         74,060         84,913
                               --------       --------       --------       --------
                               $100,073       $121,893       $332,125       $356,095
                               ========       ========       ========       ========

RESULTS OF OPERATIONS

    Sales Sales were $100.1 million and $121.9 million for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of 18%. Wireless product sales and satellite communications sales decreased 34% and 5%, respectively. The decrease in wireless product sales was due to continued slowness in transmission equipment purchases in certain international cellular markets. Additionally, regulatory and other issues have delayed at least until the first half of fiscal 1997 the development of the Personal Communications Services (PCS) infrastructure market in the United States. Intelligence system sales increased 5%.

    International and U.S. commercial sales and sales to the U.S. government decreased 19%, 16% and 18%, respectively. Products represented 63% of total sales in the third quarter of 1996 compared to 69% in the third quarter of 1995, with the balance represented by system sales.

    Sales were $332.1 million and $356.1 million for the nine months ended March 31, 1996 and 1995, respectively, representing a decrease of 7%. Satellite communications and intelligence systems sales each increased 15%, offsetting, in part, a 29% decrease in wireless product sales. International sales remained flat while U.S. commercial sales and sales to the U.S. government decreased 11% and 13%, respectively.

    Gross Margin Gross margin was $29.7 million and $37.4 million for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of 21%. This decrease was principally due to the decrease in sales noted above. Gross margin as a percentage of total sales was 29.7% and 30.7% for such periods, respectively. The decrease in gross margin as a percentage of sales was due primarily to the higher percentage of total sales in 1996 represented by system sales, which have relatively lower margins than product sales.

    Gross margin was $98.6 million and $106.1 million for the nine months ended March 31, 1996 and 1995, respectively, representing a decrease of 7%. Gross margin as a percentage of total sales was 29.7% and 29.8% for such periods, respectively.

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

    Research and Development Research and development expenses were $7.7 million and $8.0 million for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of 4%. Research and development expenses as a percentage of total sales were 7.7% and 6.6% for such periods, respectively. The Company continues to focus its research and development efforts primarily on the development of new satellite networking products and software and wireless products with higher anticipated gross margins.

    Research and development expenses were $22.4 million and $21.6 million for the nine months ended March 31, 1996 and 1995, respectively, representing an increase of 4%. Research and development expenses as a percentage of total sales were 6.7% and 6.1% for such periods, respectively.

    In general, as stated above, engineering expenditures for turnkey satellite earth stations and intelligence systems are largely customer funded and are included in cost of products sold.

    Marketing and Administration Marketing and administration expenses were $18.4 million and $18.9 million for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of 2%. Marketing and administration expenses as a percentage of total sales were 18.4% and 15.5% for such periods, respectively, reflecting reduced sales during the third quarter of fiscal 1996.

    Marketing and administration expenses were $55.7 million and $53.2 million for the nine months ended March 31, 1996 and 1995, respectively, representing an increase of 5%. Marketing and administration expenses as a percentage of total sales were 16.8% and 14.9% for such periods respectively.

    Amortization of Intangible Assets Amortization expenses associated with intangible assets were $.5 million and $.6 million for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of 14%. This decrease reflects the $10 million write-down of intangible assets in the fourth quarter of fiscal 1995.

    Operating Income Operating income was $3.0 million and $9.9 million for the three months ended March 31, 1996 and 1995, respectively, representing a 70% decrease. Operating income as a percentage of total sales was 3.0% and 8.1% for such periods.

    Operating income was $18.8 million and $29.5 million for the nine months ended March 31, 1996 and 1995, respectively, representing a decrease of 36%. Operating income as a percentage of total sales was 5.7% and 8.3% for such periods, respectively.

    Interest Expense, Net Net interest expense was $.9 million and $1.2 million for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of 23%. Net interest expense was $3.1 million and $3.4 million for the nine months ended March 31, 1996 and 1995, respectively, representing a decrease of 9%. The decrease in net interest expense reflects the improved cash flow in fiscal 1996 compared to fiscal 1995, lessening the need for the Company to borrow against its credit lines.

    Provision for Income Taxes The provision for income taxes was $.7 million and $2.6 million for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of 72%. The provision for income taxes was $5.7 million and $8.9 million for the nine months ended March 31, 1996 and 1995, respectively, representing a decrease of 37%. The effective tax rate was 36% for each of such fiscal 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1996, the Company had working capital of $133.5 million, including $1.5 million of cash and cash equivalents, compared with working capital of $125.8 million, including cash and cash equivalents of $2.0 million, at June 30, 1995.

    During the first nine months of fiscal 1996 cash and cash equivalents were provided by operating income (including depreciation and amortization) and decreases in accounts receivable and increases in accounts payable and accrued income taxes, and were used to fund an increase in inventories and to pay year-end accrued liabilities, including payments under incentive agreements and employee benefit plans and certain restructuring payments. The net result was cash and cash equivalents provided by operations of $10.4 million. During the first nine months of fiscal 1995, cash and cash equivalents were provided by operating income (including depreciation and amortization ) and were used to fund growth in accounts receivable and inventories and for payment of year-end accounts payable. The net result was operational cash and cash equivalents provided of $3.2 million.

    The Company's investing activities during the first nine months of fiscal 1996 included capital expenditures of $14.8 million. Total cash used for investing activities was $15.5 million. Net cash used for investing activities during the first nine months of fiscal 1995 was $19.8 million, which included $10.4 million of capital expenditures and a $9.6 million payment to the former shareholders of Microwave Radio Corporation (MRC) under the 1992 MRC acquisition agreement.

    During the first nine months of fiscal 1996, cash and cash equivalents of $4.6 million were provided by financing activities, including borrowings of $1.2 million under the Company's credit lines and sales of $3.5 million of common stock to employees under on-going stock option and purchase plans. During the first nine months of 1995, the Company borrowed $2.6 million under its credit lines and sold $5.9 million of common stock to its employees.

    The above activity resulted in a net decrease in cash and cash equivalents of $.5 million for the first nine months of fiscal 1996 compared to a net decrease in cash and cash equivalents of $6.7 million for the first nine months of fiscal 1995.

    The Company has available two unsecured committed credit facilities, totaling $65 million, $60.0 million of which expires in September 1998, and $5 million of which expires in October 1996. At March 31, 1996, there were borrowings of $1.2 million and $11.7 million of standby letters of credit outstanding under these credit lines, leaving $52.1 million of available credit lines.

    The Company believes that its current cash position, funds generated from operations and funds available from its credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures, debt service and external investments for the next 12 months.

RESTRUCTURING AND OTHER CHARGES

    In June 1995, the Company recorded restructuring and other charges of approximately $37 million in connection with a program to reduce costs and improve operating efficiencies. The program included, among other things: the integration of operations within the Company's Wireless Products Group and the exit by California Microwave-TeleCom Transmission Systems, Inc. (TTS) from the short-haul radio market, which included certain short-haul radio contracts and the shifting of short-haul radio sales to MRC; the recording of certain contract costs at California Microwave-Satellite Transmission Systems Division (STS); the elimination of excess facilities; the reduction of employees at STS; the write-off of excess inventory and capital equipment; and the write down of intangible assets.

    Asset writedowns represented approximately $14 million of the 1995 charges, and future cash payments represented approximately $23 million. During the nine months ended March 31, 1996 cash payments approximated $4.8 million and approximately $4.2 of additional asset writedowns were taken, reducing the remaining liability at March 31, 1996 to approximately $13.5 million as shown below (in thousands):

                                                                                           Cash Outlay
                                                                                           -----------

                                                    Less: asset write-
                                       1995         downs during fiscal        Completed through
                                    Provision       1996 and 1995               March 31, 1996         Future
                                    ---------       --------------              --------------         ------


Contract termination
    and other costs                  $13,450           $ 4,983  B                $   600               $ 7,867
Excess facilities                      4,902 A             955                       533                 3,414
Severance costs                        3,054 A               -                     2,353                   701
Inventory write-offs                     227               227                         -                     -
Capital equipment write-offs           1,363             1,363                         -                     -
Other                                  3,400               600                     1,306                 1,494
Intangible asset write-down           10,000            10,000                         -                     -
                                     -------           -------                   -------               -------
                                     $36,396           $18,128                   $ 4,792               $13,476
                                     =======           =======                   =======               =======


A- in October 1995, the Company commenced the integration of operations within the Wireless Products Group by merging the operations of California Microwave-Microwave Networks Incorporated and TTS. As a result of this merger and of implementing the restructuring plans, certain amounts totaling $1.8 million originally provided for excess facilities were determined to not be needed and were reallocated to additional severance costs.

B-in the third quarter of fiscal 1996 a foreign customer with receivables totalling approximately $8 million, of which approximately $4 million was unbilled, applied for protection from its creditors under its local law. At the time of establishing the restructuring and other charges, it was expected that certain contract termination and other costs would be incurred relative to the contract with this customer. As a result of the application for protection by the customer, certain costs the Company expected to incur relating to the contract will not be incurred and the amount of the receivable the Company expects to collect was reduced. Accordingly, in the third quarter of fiscal 1996, the Company offset certain of its contract obligation liabilities against the outstanding receivable amount.

    Except as discussed in A and B above, there have been no other material changes in the restructuring plan or in estimates of the restructuring costs. The Company expects that cash expenditures that will be incurred to complete the restructuring will not have a material effect on the Company's liquidity.

OTHER FINANCIAL INFORMATION

    Bookings Orders booked were $90.4 million and $117.6 million for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of 23%. Wireless products bookings decreased 19% to 46% of total bookings. Satellite communications and intelligence systems decreased 30% and 14%, respectively.

    Backlog Backlog was $206.0 million and $266.3 million at March 31, 1996 and 1995, respectively, representing a decrease of 23%. Substantially all of the March 31, 1996 backlog is expected to be delivered within twelve months.

                           Part II - Other Information

Item 1.       Legal Proceedings

              On November 9, 1995, and December 12, 1995, putative class action lawsuits entitled Rick Fairchild v. California Microwave, Inc. et al. and Mark E. McKinney v. California Microwave, Inc. et al. were filed in the United States District Court for the Northern District of California. The plaintiffs in these two cases, which have been consolidated, purport to represent a class of all persons who purchased common stock of California Microwave, Inc. (the "Company") between September 6, 1994 and June 29, 1995 (the "Class Period"). Named as defendants are the Company and certain of its executive officers. The complaints allege that defendants violated various federal securities laws through material misrepresentations and omissions during the Class Period. Defendants filed motions to dismiss the complaints, which the court granted on April 19, 1996 with leave to amend. California Microwave, Inc. believes that it has meritorious defenses to the claims alleged in these lawsuits and intends to defend the actions vigorously.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibit 11 - Statement re computation of per share earnings.
                    Exhibit 27 - Financial Data Schedule.

              (b)   Reports on Form 8-K.
                    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICROWAVE, INC.

May 10, 1996                      BY     /s/   Philip F. Otto
- -----------------                        --------------------------------------
Date                                     Philip F. Otto

                                         President and Chief Executive Officer
                                         Chairman of the Board

May 10, 1996                      BY     /s/   George L. Spillane
- -----------------                        --------------------------------------
Date                                     George L. Spillane
                                         Vice President
                                         Chief Financial Officer

                                EXHIBIT INDEX

                                                                   Sequentially
Exhibit                                                              Numbered
  No.                          Exhibit                              Page Number
- -------                        -------                              ------------
Exhibit 11    Statement re computation of per share earnings.....

Exhibit 27    Financial Data Schedule............................






                                     -12A-