Form 10-K405
period 1996-06-30
CALIFORNIA MICROWAVE INC
filed 1996-09-27
CIK 16357

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1996.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 596-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $226,911,000 as of September 6, 1996.

     Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: On September 6, 1996, there were 16,135,755 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Stockholders for fiscal year ended June 30, 1996. (Part II of Form 10-K)

(2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the registrant's 1996 Annual Meeting of Shareholders. (Part III of Form 10-K)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     In May 1995, California Microwave acquired Microwave Networks Incorporated ("MNI") in a merger effected by exchanging 3,342,653 shares of its common stock and options to acquire 132,347 shares of its common stock for all the outstanding MNI common and preferred stock and MNI then-outstanding options, warrants or other convertible securities. MNI is a manufacturer of digital microwave transmission products and systems for worldwide cellular operators, private businesses and domestic common carriers. The merger was accounted for as a pooling of interests; accordingly, all periods presented in this report include the results of MNI.

     In June 1995, the Company recorded restructuring and other charges of approximately $36.4 million in connection with a program to reduce costs and improve operating efficiencies. The program includes, among other things: the integration of certain of the Company's wireless operations and the exit by California Microwave -- TeleCom Transmission Systems, Inc. ("TTS") from the short-haul radio market, which included certain short-haul radio contracts and the shifting of short-haul radio sales to its Microwave Radio Communications division ("MRC"); the recording of certain contract costs at its Satellite Transmission Systems division ("STS"); the elimination of excess facilities; the reduction of employees at STS; the write-off of excess inventory and capital equipment; and the write-down of intangible assets. During 1996, the program was expanded, without a net charge to operations, to include merging the operations of TTS and MNI with certain operations of MRC into a new unit, Microwave Networks Systems ("MNS"), resulting in the write-off of additional excess inventories and other assets and reducing the number of employees at MNS.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides companies with a "safe harbor" when making forward looking statements. Statements of the Company that are not historical facts, including statements about management's expectations for fiscal year 1997 and beyond, are forward looking statements and involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

          (a) The timing of receipt of significant orders and of deliveries of new and existing products and systems;

          (b) The time it takes to successfully integrate operations of new businesses that are acquired;

          (c) Fluctuating market demand, price competition and new product introductions by competitors and the ability to develop and introduce competitive products and bring them to market in a timely manner;

          (d) Cost overruns and contract terminations or adjustments;

          (e) With regard to international sales, fluctuations in foreign currency exchange rates, the availability of suitable export financing, political and economic instability and the ability to retain stable and experienced in-country partners to provide sales and support services;

          (f) The availability of quality components and subsystems used by the Company in its products and the dependence upon subcontractors to manufacture and deliver certain items in a timely and satisfactory manner;

          (g) The limitation on the ability to reduce inventory and expenses if forecasts and demand are not realized;

          (h) The nonpayment of accounts receivable arising out of customer dissatisfaction or inability to pay;

          (i)  Inventory obsolescence;

          (j) The reliance of certain of the Company's operations upon major orders from a small number of customers;

          (k) Legal and regulatory developments; and

          (l) Changes in industry or general economic conditions.

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

     - Copper cable, the traditional transmission medium most familiar to consumers, is being replaced and supplemented by the other media, particularly for high-volume and long-distance transmissions where it has substantial capacity, cost and reliability limitations.

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

     International Expansion. The Company's systems and equipment are marketed on a worldwide basis. The Company's international sales are comprised of both satellite communications and wireless systems and products, and represented 49% of total sales for the fiscal year ended June 30, 1996. International sales are expected to increase due to international infrastructure requirements in developing countries and the emergence of wireless opportunities worldwide.

     Acquisitions. The Company has enhanced its market position through acquisitions of companies or lines of business that complement its existing businesses. Consistent with this strategy, the Company in April 1992 acquired MRC, in October 1993 acquired substantially all of the assets and certain of the liabilities of TTS and in May 1995 acquired MNI. In addition, the Company acquired Mobile Satellite Products Corporation (formerly ViaSat Technology Corporation; "MobileSat"), Microwave Data Systems ("MDS") and EFData Corp. ("EFData") in recent years.

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

     Decentralized Organizational Structure. California Microwave's subsidiaries and divisions operate, for the most part, on a decentralized basis. The Company believes this organizational structure has allowed the key entrepreneurial personnel of each division to be responsive to particular markets and customers. Each subsidiary and division typically maintains its own sales, marketing, product development and manufacturing functions. The Company is moving towards centralized coordination of certain common functions.

     Products and Markets.  The Company's sales are summarized below:

                                                            FISCAL YEARS ENDED JUNE 30,
                                                   ----------------------------------------------
                                                       1996             1995             1994
                                                   ------------     ------------     ------------
                                                                            (DOLLARS IN MILLIONS)
Sales by Product Class:
  Satellite communications.......................  $216      47%    $174      37%    $178      44%
  Wireless.......................................   166      36      228      49      176      44
  Intelligence...................................    77      17       65      14       50      12
  Other..........................................     2      --        1      --        2      --
                                                    ---     ---      ---     ---      ---     ---
          Total..................................  $461     100%    $468     100%    $406     100%
                                                    ===     ===      ===     ===      ===     ===
Sales by Market Sector:
  International..................................  $224      49%    $224      48%    $189      46%
  U.S. commercial................................   133      29      136      29      115      28
  U.S. government................................   104      22      108      23      102      26
                                                    ---     ---      ---     ---      ---     ---
          Total..................................  $461     100%    $468     100%    $406     100%
                                                    ===     ===      ===     ===      ===     ===

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

     Turnkey Satellite Earth Stations and Networks. The Company, through its STS division, is a leading supplier of turnkey satellite transmit/receive earth stations and networks for domestic, international and government applications. The Company is both an equipment supplier and a large-scale network integrator. It has installed more than 1,000 major earth stations on a turnkey basis, including more than 200 digital earth stations for use by members of the INTELSAT network. Turnkey satellite earth stations typically are completed in three to twelve months.

     Transportable, Mobile, Portable and Other Satellite Earth Stations. The Company, through its STS division and EFData subsidiary, manufactures a variety of transportable, mobile, portable and other satellite earth stations. Most have modular designs, which reduce equipment costs, installation costs and delivery lead times, and accommodate a wide variety of capacity, frequency band or other customer requirements. Transportable and mobile earth stations are typically used for rapid deployment to supply broadcast and voice communications where telephone service may be non-existent or temporarily unavailable.

     Satellite Earth Station Products. Through various of its subsidiaries and divisions, California Microwave manufactures a broad line of electronic products used in earth stations. The products are used extensively in the Company's own earth stations and are also sold in volume to other earth station suppliers and to operators of communication networks to upgrade existing earth stations. EFData is a leading producer of high speed (up to 155 million bits per second) digital modems, RF transceivers and frequency converters used in satellite communications networks. Since 1988, EFData has delivered more than 30,000 satellite modems, RF transceivers and frequency converters for use in INTELSAT systems, satellite backup facilities for undersea fiber optic cable, digital video and for many private network applications. EFData also manufactures a completely self-contained earth station electronics package for low-cost rural and infrastructure networks. STS manufactures a range of frequency converters used in satellite earth stations, and proprietary computer-based monitor and control systems.

     The Company's principal satellite communications products are summarized in the following table:

- -----------------------------------------------------------------------------------------------------------------
SATELLITE COMMUNICATIONS
- -----------------------------------------------------------------------------------------------------------------

                                                                     TYPICAL              SELECTED CUSTOMERS
         PRODUCTS                       APPLICATION                PRICE RANGE               OR END USERS
- -----------------------------------------------------------------------------------------------------------------
 TURNKEY SATELLITE EARTH STATIONS AND NETWORKS
- -----------------------------------------------------------------------------------------------------------------
 International Gateways      Provides direct voice, data, video  $1,000,000 to    AT&T, British Telecom, MCI,
                             and facsimile services              $5,000,000       Singapore Telecom, Telefonica
                             internationally (9-32 meter                          (Spain), Bulgaria
                             antenna)                                             Telecommunications Company, Hong
                                                                                  Kong Telecom
- -----------------------------------------------------------------------------------------------------------------
 Networks                    Provides voice, data, video and     $5,000,000 to    AT&T, Tenneco Oil, U.S.
                             facsimile services for              $15,000,000      Government, Acumen (Thailand),
                             corporations, telephone companies                    Telespazio (Italy), Samsung (South
                             and governments domestically                         Korea), Emetel (Ecuador), Shanghai
                                                                                  Stock Exchange
- -----------------------------------------------------------------------------------------------------------------
 Video Uplinks (analog)      Transmits television signals        $500,000 to      Hughes Communications, Hong Kong
                                                                 $2,000,000       Telecom, Singapore Telecom,
                                                                                  British Telecom, KDD (Japan)
- -----------------------------------------------------------------------------------------------------------------
 Very Small Aperture         Transmits data used by retailers,   $2,000 to        Hughes Network Systems, AT&T-
 Terminals ("VSAT") and      car dealers, hotels, news           $2,000,000       Tridom, PC Quote, Dow Jones,
 Hubs                        agencies, financial quotation                        Telerate, NOAA, Xinhua (China),
                             services, and weather tracking                       S&P Comstock
                             services in VSAT networks
- -----------------------------------------------------------------------------------------------------------------
 Mobile Shore Stations       Transmits voice and data to land,   $1,000,000 to    Hughes Network Systems, Satcom
                             mobile and shipboard terminals in   $5,000,000       S.A. (Portugal), VSNL (India),
                             INMARSAT and other mobile satcom                     American Mobil Satellite Corp.
                             networks
- -----------------------------------------------------------------------------------------------------------------
 Tracking, Telemetry and     Tracks, monitors and controls       $1,000,000 to    AT&T, GTE, INTELSAT, COMSAT
 Command Earth Stations      satellite during launch and in      $5,000,000
                             orbit
- -----------------------------------------------------------------------------------------------------------------
 TRANSPORTABLE, MOBILE, PORTABLE AND OTHER SATELLITE EARTH STATIONS
- -----------------------------------------------------------------------------------------------------------------
 SCAMP                       3.5-9 meter antenna earth stations  $100,000 to      CBS, Reuters, U.S. Government,
                             with electronics package on         $400,000         Teleinformatica (Italy),
                             antenna for international data and                   Telefonica (Spain)
                             VSAT network hubs
- -----------------------------------------------------------------------------------------------------------------
 FAST                        1.8-2.4 meter antenna "fly-away"    $100,000 to      U.S. Government, CBS, Midwest
                             earth stations for transmitting     $600,000         Video (CNN)
                             voice and high-speed data (up to 2
                             megabits/second)
- -----------------------------------------------------------------------------------------------------------------
 PSAT                        1.2-2.4 meter antenna earth         $50,000 to       Chevron, AMOCO, ABC, U.S.
                             stations for transmitting voice     $150,000         Government
                             and low-speed data (256
                             kilobits/second), typically for
                             emergency communications
- -----------------------------------------------------------------------------------------------------------------
 LYNXX(R)                    Suitcase-size complete earth        $30,000 to       U.S. Government, Exxon, COMSAT,
                             station providing voice and data    $50,000          British Telecom
                             using INMARSAT-B service
- -----------------------------------------------------------------------------------------------------------------
 SATELLITE EARTH STATION PRODUCTS
- -----------------------------------------------------------------------------------------------------------------
 C- and Ku-band              C-and Ku-band 70/140 MHz RF         $10,000 to       Hughes Network Systems, MCI, IDB
 Transceivers, Extended      terminals in power levels from 2    $100,000         Communications, Satelnet
 C-band Terminals            to 400 watts for antenna-mounted                     (Argentina), U.S. Government,
                             applications                                         Reuters, governments of India and
                                                                                  China
- -----------------------------------------------------------------------------------------------------------------
 High Speed Modems           For connecting telephone lines to   $5,000 to        AT&T, GTE, MCI, Sprint, British
                             international satellite networks;   $80,000          Telecom, OPTUS (Australia)
                             optical fiber back-up; broadband
                             data; digital video; and private
                             networks
- -----------------------------------------------------------------------------------------------------------------
 Frequency Converters        Key component in earth stations     $8,000 to        AT&T, MCI, Telefonica (Spain),
                             for converting frequencies          $70,000          U.S. Government, Communications
                                                                                  Authority of Thailand, Singapore
                                                                                  Telecommunications, Entel (Chile)
- -----------------------------------------------------------------------------------------------------------------
 Monitor and Control         PC-based color graphics monitor     $5,000 to        British Telecom, COMSAT, MCI,
 Systems; DAMA Network       and control system for networks     $95,000          Reuters, U.S. Government, AT&T,
 Products                    and earth stations                                   GTE, Sprint
- -----------------------------------------------------------------------------------------------------------------
 DIGITAL VIDEO TELEVISION PRODUCTS
- -----------------------------------------------------------------------------------------------------------------
 Progeny(TM)                 Transmits and receives digital      $5,000 to        New product; to be marketed to
                             television signals by satellite     $20,000          U.S. and international broadcast
                             and other radio carrier media                        television networks
- -----------------------------------------------------------------------------------------------------------------

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

     Cellular and Personal Communications Networks and Systems. The Company, through its MNS Division, manufactures short- and long-distance digital microwave radio systems for worldwide applications in cellular and portable personal communications networks and systems. Over the past four years the Company has delivered equipment to service providers in the U.S., the United Kingdom, Germany, Belgium, Israel, Mexico, Brazil, Australia, the Philippines, China and India. The microwave equipment (13, 15, 18, 23 and 38 GHz) is used to interconnect the microcells of the cellular and personal communications systems. In 1995, the FCC allocated to the U.S. Personal Communications Services ("PCS") market a part of the frequency spectrum that is currently used by utilities and municipalities for telecommunications networks. Incumbent users have to relocate to a different frequency, which requires new microwave radios, primarily in the 6- and 10-GHZ frequency ranges, if microwave is to be used as the transmission medium. In 1996, California Microwave began delivering microwave radios for the emerging PCS market.

     Land Mobile and Utility Communications. The Company, through its MNS division, manufacturers and sells digital and analog microwave radio systems for the interconnection of statewide public safety mobile networks. Most of these sales are made through Motorola, with whom MNS has an equipment supply agreement. MNS also sells products to large utilities to provide voice and data communications along major rights of way.

     Television Broadcast. The Company's MRC division is a leading supplier of analog microwave radios to U.S. and international broadcast and cable television markets for use principally in portable electronic news gathering and studio-to-transmitter applications.

     Wireless Data Networking. The Company, through its MDS division, manufactures point-to-point and point-to-multipoint microwave data radios. MDS point-to-point radios are used to extend the reach of a communications system in areas where low capacity, multi-channel voice or data communications links are required. Point-to-multipoint radio systems are used principally to connect central computers to remote computer terminals or to physical measurement and control devices. Typical applications include remote monitoring and automated operation of oil and gas production and distribution, water-wastewater treatment systems, and control of electric utility power generation facilities. Over 100,000 MDS data radios have been sold since MDS commenced the sale of radios in 1986.

     The Company's principal wireless products are summarized in the following table:

- ------------------------------------------------------------------------------------------------------------------
WIRELESS
- ------------------------------------------------------------------------------------------------------------------
                                                                 TYPICAL        SELECTED CUSTOMERS
PRODUCTS                    APPLICATION                          PRICE RANGE    OR END USERS
- ------------------------------------------------------------------------------------------------------------------
 CELLULAR AND PERSONAL COMMUNICATIONS NETWORKS AND SYSTEMS AND SPECIALIZED MOBILE RADIOS
- ------------------------------------------------------------------------------------------------------------------
 Digital microwave radios    Cell-to-cell interconnections        $7,000 to      Mercury One-2-One (U.K.), Vodafone
 (2 to 38 GHz)                                                    $50,000        (U.K.), British Telecom (U.K.),
                                                                                 Orange (U.K.), CellTel (Sri Lanka),
                                                                                 Sprint Cellular, Bell South
                                                                                 Cellular, OPTUS (Australia),
                                                                                 IUSACELL (Mexico) and Telstra
                                                                                 (India)
- ------------------------------------------------------------------------------------------------------------------
 LAND MOBILE AND UTILITY COMMUNICATIONS
- ------------------------------------------------------------------------------------------------------------------
 Analog radios               Large statewide public safety        $10,000 to     Motorola, NYPD, Massachusetts State
 (2-7 GHz)                   mobile networks                      $50,000        Police, Indiana State Police,
 Digital radios                                                                  Orange Co., Florida Police and
 (2-23 GHz)                                                                      Fire, City of Cleveland Public
                                                                                 Safety, Michigan State Public
                                                                                 Safety System
 Analog radios               Large utility right-of-way networks  $10,000 to     Motorola, Tenneco Gas, PT.
 (2-6 GHz)                                                        $50,000        Telkomunikasi, Indonesia, Daqing
 Digital radios                                                                  Oil (China), Pennsylvania Game
 (2-23 GHz)                                                                      Commission
- ------------------------------------------------------------------------------------------------------------------
 TELEVISION BROADCAST
- ------------------------------------------------------------------------------------------------------------------
 Analog radios               Electronic news gathering;           $8,000 to      ABC, CBS, NBC, CNN, FOX, C-SPAN
 (2-40 GHz)                  electronic field production          $20,000
 (2-23 GHz)                  Studio-to-transmitter links,         $18,000 to     PBS, BBC (U.K.), Prime Television
                             regional networks                    $100,000       and Southern Cross Broadcasting
                                                                                 (Australia)
- ------------------------------------------------------------------------------------------------------------------
 WIRELESS DATA NETWORKING
- ------------------------------------------------------------------------------------------------------------------
 Analog and digital data     Point-to-point and                   $1,000 to      Mobil, Phillips Petroleum, Florida
 radios (450 and 900 MHz)    point-to-multipoint, remote          $10,000        Power & Light, PG&E, Georgia Power,
                             monitoring, data collection                         El Paso Gas, Amoco, China National
                                                                                 Petroleum Corporation
 LAN microwave radios (23    Local area network interconnection   $10,000 to     Pacific Communications, Watchtower
 GHz)                                                             $12,000        Bible and Tract Society of NY, HSC
                                                                                 Corp.
- ------------------------------------------------------------------------------------------------------------------

INTELLIGENCE SYSTEMS

     The Company participates in selected areas of the U.S. government market which are closely related to the Company's commercial technological and product base. In recent years, as U.S. defense spending has declined, the Company has competed effectively by offering adaptations of its technologies and commercially available "off-the-shelf" products to stable and growing segments of the Department of Defense market at significantly less cost than would be the case under military specification procurement procedures. The Company integrates electronic and electro-optical systems for both airborne and ground-based applications. These systems collect, process and disseminate intelligence and reconnaissance information using advanced radio communications hardware and both special-purpose and off-the-shelf computers and software. The Company maintains and upgrades these systems throughout their useful lives, which can be a decade or more. The Company has developed a series of products with secure, portable, ruggedized suitcase-sized packaging that incorporate key intelligence information collection, processing and analysis capabilities contained in its larger systems.

     The Company also designs and develops state-of-the-art multisensor imaging systems and sophisticated electronic intelligence collection systems which it integrates into inexpensive commercial aircraft. In fiscal 1991, the Company received contracts totaling $19.6 million as a prime contractor for the U.S. Army's Air

Reconnaissance Low ("ARL") program. The ARL program employs both imagery and signal intelligence sensors mounted on deHavilland-7 aircraft. These sensors collect information which can be immediately transmitted to designated receiving locations. The ARL aircraft can be rapidly deployed anywhere in the world. The Company completed its initial ARL contracts and made final delivery of the first aircraft to the Army in 1993. The Company has received significant follow-on ARL contracts involving additional aircraft.

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

     The Company considers its ability to create and maintain long-term customer relationships an important component of its overall strategy in each of its markets. Relationships with customers are established and maintained by the Company's divisional area managers and their technical and marketing staffs. The Company's strategy also includes its commitment to provide ongoing customer support for its systems and products. This support involves providing direct access to the Company's engineering staff or trained technical representatives located throughout the world to resolve technical or operational problems. The Company has sold products in over 110 countries. The Company intends to continue to expand its marketing efforts and distribution channels worldwide.

MANUFACTURING

     Manufacturing operations consist principally of assembly and testing of electronic systems built from fabricated parts, printed circuits and electronic components. Both manual and various automated methods are employed, depending primarily upon production volume. The Company employs formal Total Quality Management programs and other training programs, and most of its operations have qualified for International Standards Organization ("ISO") quality procedure registration to ISO 9001, a standard sometimes imposed by foreign buyers. Those operations not yet certified are working toward registration to ISO 9001, and the Company believes that lack of such registration does not currently have any material adverse effect on its business.

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

COMPETITION

     California Microwave is engaged in a highly competitive business and the number of potential customers for the Company's products is limited. Many of the Company's competitors have significantly greater financial, marketing and operating resources than the Company. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to replace the Company's products with their own. The Company's major competitors by product area include: NEC, Alcatel Telespace and Scientific-Atlanta, Inc. -- satellite communications; NEC, Digital Microwave Corporation, Harris Corporation, Alcatel, P-Com, Inc., and Motorola -- wireless; ESL, Inc. (a subsidiary of TRW Inc.), Lockheed Martin Corporation and E-Systems, Inc. -- intelligence.

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

RESEARCH AND DEVELOPMENT

     Research and development expenses were $30.9 million, $29.7 million and $17.6 million in fiscal 1996, 1995 and 1994, respectively, representing 6.7%, 6.3% and 4.3% of total sales, respectively, for the same periods.

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

EMPLOYEES

     At June 30, 1996, California Microwave had 2,294 employees, 1,169 of whom were engaged in production and production support, 621 in research and development and other engineering support, 315 in marketing and 189 in general and administration functions. None of the employees is represented by a labor union. The Company believes that its employee relations are good.

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

BACKLOG

     At June 30, 1996, the Company's backlog of undelivered orders was $168.4 million (approximately 95% of which is expected to be delivered during fiscal
1997) compared with $231.5 million at June 30, 1995. In the Company's experience, its backlog at any given time is not necessarily indicative of prospective period revenues. The Company generally records an order in backlog when the Company receives a firm contract or purchase order which identifies product quantities and delivery dates, and in the case of government contracts, when such contracts have been funded by the government. While from time to time a substantial portion of the Company's backlog has been comprised of large orders, the cancellation of any of which could have a material adverse effect on the Company's operating results, the Company historically has not experienced significant changes in its backlog from cancellations or revisions of orders.

ITEM 2. PROPERTIES

     The table below describes the location and general character of the principal plants and materially important physical properties that are owned or leased by the Company and its subsidiaries as of June 30, 1996.

     OCCUPANT                              LEASE       NO. OF     SQUARE
                                          EXPIRES    BUILDINGS   FOOTAGE    LOCATION
- ---------------------------------------------------------------------------------------------------
  1. Corporate/Group Headquarters           2000         1        16,800    Redwood City, CA
  2. Satellite Transmission Systems       (owned)        2        90,000    Hauppauge, NY
                                          (owned)        1        37,000    Melbourne, FL*
                                            1997         1        35,000    Hauppauge, NY*
  3. Services Division                      1999         1        39,020    Mountain View, CA
                                            2000         1        40,000    Sunnyvale, CA
  4. Government Electronics Division        1998         1        22,640    Woodland Hills, CA
                                            1999         1        29,260    Woodland Hills, CA
  5. Airborne Systems Integration           1998         1        87,500    Hagerstown, MD
     Division
                                            1999         1        45,000    Belcamp, MD
  6. EFData Corporation                     2006         2       115,000    Tempe, AZ
  7. Microwave Data Systems               (owned)        1        56,060    Rochester, NY
  8. Microwave Radio Communications         1997         1        71,500    Chelmsford, MA
  9. Microwave Network Systems              1997         1        36,348    Fremont, CA
                                         1998-2001       3        79,760    Houston, TX*
                                         2000-2006       2         5,200    High Wycombe, UK
                                            2000         1        36,704    Chelmsford, MA
                                            2002         1       118,000    Stafford, TX
                                            2006         1        50,000    Glendale Heights, IL
                                            2009         1       107,048    Bloomingdale, IL*
 10. Government Communications              1996         1        12,000    Annapolis Junction, MD
     Systems
 11. Government Group                       1997         1         1,750    Arlington, VA
 12. Digital Radio Technology, Inc.       Monthly        1         7,400    Fishers, NY

- ---------------
* The Company plans to sell or sublease this space, which totals approximately 260,000 square feet.

     The Company believes that its facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     On November 9, 1995, and December 12, 1995, putative class action lawsuits entitled Rick Fairchild v. California Microwave, Inc. et al. and Mark E. McKinney v. California Microwave, Inc. et al. were filed in the United States District Court for the Northern District of California. The plaintiffs in these two cases, which have been consolidated, purport to represent a class of all persons who purchased common stock of California Microwave, Inc. (the "Company") between September 6, 1994, and June 29, 1995 (the "Class Period"). Named as defendants are the Company and certain of its current and former executive officers. The complaints allege that defendants violated various federal securities laws through material misrepresentations and omissions during the Class Period. Defendants filed motions to dismiss the complaints, which the court granted on April 19, 1996, with leave to amend. The plaintiffs filed amended complaints and in August, 1996, defendants filed motions to dismiss those complaints. Although the ultimate outcome of these proceedings cannot be determined, California Microwave, Inc. believes that it has meritorious defenses to the claims alleged in these lawsuits and intends to defend the actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of the Company, and all positions with the Company held by such person, are as follows:

               NAME                  AGE                          POSITION
- -----------------------------------  ---     --------------------------------------------------
Philip F. Otto.....................  55      Chairman of the Board, President and Chief
                                             Executive Officer
Gilbert F. Johnson.................  65      President of the Government Group
Douglas H. Morais..................  53      Executive Vice President for Business Development
                                             and Technology
Leon F. Blachowicz.................  56      President of the Wireless and Satellite
                                             Communications Group
Dennis R. Raney....................  53      Executive Vice President and Chief Financial
                                             Officer
George L. Spillane.................  62      Vice President and Secretary
Michael L. Foster..................  50      Vice President-Financial Planning and Treasurer
Carl Lee...........................  47      Vice President -- Controller

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

     Dr. Douglas H. Morais joined California Microwave in February 1993 as Senior Vice-President-Corporate Development, became President of the Wireless Products Group in July 1993 and became Executive Vice President for Business Development and Technology in March 1996. From October 1992 to February 1993, Dr. Morais engaged in private business development and investment; from October 1990 to October 1992 he was an officer of Digital Microwave Corporation, becoming its President and Chief Operating Officer in May 1991. Prior to joining Digital Microwave, Dr. Morais spent 24 years at the Farinon Division of Harris Corporation and headed the division as general manager from 1983 to 1990. Dr. Morais received a B.Sc. in electrical engineering from the University of Edinburgh in Scotland and an M.Sc. and Ph.D., also in electrical engineering, from the University of California at Berkeley and the University of Ottawa, respectively. He is a senior member of the IEEE.

     Leon F. Blachowicz joined the Company in January 1995 as President of the Satellite Communications Group and in March 1996 also became President of the combined Wireless and Satellite Communications Group. From 1989 to January 1995 he was Vice President/General Manager of Varian's Microwave Equipment Products division. Prior to 1989 he was Vice President of the Business Communications System Division of Harris Corporation for the last three of his 20 years at Harris Corporation.

     Dennis R. Raney became an Executive Vice President and the Chief Financial Officer of the Company in May 1996. He served as Senior Vice President and Chief Financial Officer of the Pharmaceutical Products Group of Bristol Myers Squibb Co. from October 1993 to November 1995, and as Chief Financial Officer of General Magic, Inc., a publicly held company engaged in the development of mobile computing agents, from December 1995 to May 1996. From 1970 to 1993, Mr. Raney held various positions with Hewlett Packard Company, including Administrative Manager South Asia; Director, Finance and Administration, International Operations: Director, Finance and Administration, European Operations; and Director of Worldwide Real Estate Operations. He holds an MBA from the University of Chicago and a BS in chemical engineering from South Dakota School of Mines.

     George L. Spillane became Vice President-Finance and Chief Financial Officer of the Company in November 1980 and Secretary of the Company in October 1981. When Garrett E. Pierce became Chief Financial Officer in April 1994, Mr. Spillane's title was changed to Vice President and Secretary and when Mr. Pierce resigned in January 1996 Mr. Spillane served as Chief Financial Officer until Mr. Raney joined the Company in May 1996. From 1975 to March 1980, Mr. Spillane was the treasurer of Farinon Corporation (now a part of Harris Corporation). Prior thereto, Mr. Spillane was employed by Arthur Andersen & Co.

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

     Carl Lee became Vice-President-Controller of the Company in December 1995. From 1986 to 1996, Mr. Lee was a partner in Ernst & Young LLP, holding the position of National Director of Business Systems Consulting from October 1986 through March 1994, and the position of National Partner -- Entrepreneurial Consulting from April 1994 until he joined the Company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The stock and stock price information on page 32 of California Microwave's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data on page 32 of California Microwave's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The management's discussion and analysis of financial condition and results of operations on pages 28 through 31, of California Microwave's 1996 Annual Report to Stockholders is incorporated herein by reference. For factors affecting any forward-looking statements contained in such discussion and analysis, see "Business -- Information Regarding Forward Looking Statements" in
Item 1 of Part 1 of this Form 10-K Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements on pages 16 through 26, and the financial results by fiscal quarter information on page 32, of California Microwave's 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of California Microwave required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 1996 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) 1. FINANCIAL STATEMENTS

     Included in Part II of this report by incorporation by reference from the California Microwave 1996 Annual Report to Stockholders

     Report of Ernst & Young LLP, Independent Auditors (page 27 of 1996 Annual Report to Stockholders)

     Consolidated statements of operations for each of the three years in the period ended June 30, 1996 (page 16 of 1996 Annual Report to Stockholders)

     Consolidated balance sheets as of June 30, 1996 and 1995 (page 17 of 1996 Annual Report to Stockholders)

     Consolidated statements of stockholders' equity for each of the three years in the period ended June 30, 1996 (page 18 of 1996 Annual Report to Stockholders)

     Consolidated statements of cash flows for each of the three years in the period ended June 30, 1996 (page 19 of 1996 Annual Report to Stockholders)

     Notes to consolidated financial statements (pages 20 through 26 of 1996 Annual Report to Stockholders)

With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the California Microwave 1996 Annual Report to Stockholders is not deemed filed as part of this report.

  (A) 2. FINANCIAL STATEMENT SCHEDULES

     Included in Part IV of this report:

     Schedule II -- Valuation and Qualifying Accounts for the three years ended June 30, 1996.

     All other schedules are omitted because they are not required, or are not applicable, or the information is included in the consolidated financial statements or notes to consolidated financial statements.

  (A) 3. EXHIBITS

   3.1      Restated Certificate of Incorporation. (Exhibit to the Company's Form 8 dated
            February 19, 1993, constituting Amendment No. 1 to the Company's Registration
            Statement on Form 8-A for the Common Stock; incorporated herein by reference.)
   3.2      Bylaws. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30,
            1994; incorporated herein by reference.)
   4.1      Indenture of Trust, amended, as relating to 1987 Industrial Development Revenue
            Refunding Bonds of Satellite Transmission Systems, Inc.*
   4.2      Reimbursement Agreement between Satellite Transmission Systems, Inc. and The Bank of Tokyo, Ltd., San Francisco Agency, relating to Satellite Transmission Systems,
            Inc. Indenture.*
   4.3      Guarantee of California Microwave, Inc. in favor of The Bank of Tokyo, Ltd., San
            Francisco Agency, relating to Satellite Transmission Systems, Inc. Indenture.*
   4.4      Rights Agreement, dated July 27, 1989. (Exhibit to the Company's Form 8-A filed on August 2, 1989; incorporated herein by reference.)
   4.5      Master Indenture of Trust (First Program), relating to County of Monroe
            Industrial Development Bonds.*
   4.6      Series F Supplemental Indenture, dated as of June 1, 1992, relating to $2,800,000 of County of Monroe Industrial Development Bonds.*
   4.7      Guaranty of California Microwave, Inc. in favor of Security Pacific National
            Trust Company (New York), as Trustee, dated as of June 1, 1992, relating to
            $2,800,000 of County of Monroe Industrial Development Bonds.*
   4.8      Letter of Credit Reimbursement Agreement, between California Microwave, Inc. and
            Marine Midland Bank, N.A., dated as of June 1, 1992, relating to $2,800,000 of
            County of Monroe Industrial Development Bonds.*
  10.1      Employee Stock Purchase Plan, as amended through September 1996.**

  10.2      Lease dated March 10, 1977, of the premises at 990 Almanor Avenue in Sunnyvale,
            California. (Exhibit to the Company's Form 10-K for its fiscal year ended June
            30, 1994; incorporated herein by reference.)
  10.3      1986 Stock Option Plan, as amended.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)
  10.4      1988 Restricted Stock Plan.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)
  10.5      Lease of the property located at 2105 West Fifth, Tempe, Arizona. (Exhibit to the
            Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)
  10.6      Lease of the premises located at 20 Alpha Road, Chelmsford, MA. (Exhibit to the
            Company's Form 10-K for the fiscal year ended June 30, 1992; incorporated herein by reference.)
  10.7      Letter agreement with Philip F. Otto** dated September 22, 1992. (Exhibit to the
            Company's Form 10-K for its fiscal year ended June 30, 1992; incorporated herein by reference.)
  10.8      Amendment to letter agreement with Philip F. Otto**, dated July 30, 1993.
            (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1993;
            incorporated herein by reference.)
  10.9      Lease of the property located at 55 Commerce Drive, Hauppauge, N.Y. (Exhibit to this Company's Form 10-K for its fiscal year ended June 30, 1993; incorporated herein by reference).
  10.10     Shareholders' Agreement among California Microwave, Inc., Cornix Systems, Harry
            F. Eustace, Barbara Eustace, Garber International Associates and Dr. F.V. Garber,
            dated March 8, 1994. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)
  10.11     Amendment to letter agreement with Philip F. Otto**, dated August 15, 1994.
            (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994;
            incorporated herein by reference.)
  10.12     Agreement and Plan of Reorganization of Merger, dated as of January 31, 1995 among California Microwave, Inc., CMI Acquisition Corporation and Microwave
            Networks Incorporated ("Agreement and Plan of Reorganization"; Exhibit to the
            Company's Form 8-K dated February 13, 1995; incorporated herein by reference.)
  10.13     First Amendment to Agreement and Plan of Reorganization, dated April 28, 1995
            (Exhibit to the Company's Registration Statement on Form S-4, Registration No.
            33-57593, filed May 1, 1995; incorporated herein by reference).
  10.14     Letter Agreement with Leon F. Blachowicz, dated December 2, 1994.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1995; incorporated herein by reference).
  10.15     Letter Agreement with Carl Lee, dated November 10, 1995.**
  10.16     Letter Agreement with Dennis R. Raney dated April 19, 1996.**
  10.17     Credit Agreement among California Microwave, Inc., Bank of America National Trust
            and Savings Association, and other financial institutions, dated as of December
            31, 1995.
  10.18     First Amendment to Credit Agreement among California Microwave, Inc., Bank of
            America National Trust and Savings Association and other financial institutions, dated as of June 14, 1996.
  10.19     Waiver and Second Amendment to Credit Agreement among California Microwave, Inc.,
            Bank of America National Trust and Savings Association, and other financial institutions, dated as of August 12, 1996.
  10.20     Lease of premises located at 2114 West 7th Street, Tempe, Arizona.

  10.21     Lease of premises known as Top Flight Airport on Showalter Road, Washington
            County, Maryland
  10.22     Lease of premises located at 4000 Greenbriar, Stafford, Texas
  10.23     Lease of premises located at 175 West Wall Street, Glendale Heights, Illinois
  10.24     1992 Stock Option Plan.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1995; incorporated herein by reference).
  11        Computation of Per Share Earnings.
  13        Annual Report to Stockholders (pages incorporated by reference).
  21        List of Subsidiaries.
  23        Consent of Ernst & Young LLP, Independent Auditors.
  24        Powers of Attorney.
  27        Financial Data Schedule.

- ---------------
 * Registrant agrees to file such exhibits upon request by the Commission.

** Compensatory plan or arrangement.

     Exhibits are available from the Registrant upon request.

(B) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 1996                 CALIFORNIA MICROWAVE, INC.

                                          By /s/ PHILIP F. OTTO

                                            ------------------------------------
                                            Philip F. Otto
                                            Chairman, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ PHILIP F. OTTO                          Chairman, President and Chief    September 27, 1996
- ------------------------------------------  Executive Officer (principal
PHILIP F. OTTO                              executive officer)
/s/ DENNIS R. RANEY                         Executive Vice President and     September 27, 1996
- ------------------------------------------  Chief Financial Officer
DENNIS R. RANEY                             (principal financial and
                                            accounting officer)
/s/ GILBERT F. JOHNSON*                     President -- Government Group    September 27, 1996
- ------------------------------------------  and Director
GILBERT F. JOHNSON
/s/ DAVID B. LEESON*                        Director                         September 27, 1996
- ------------------------------------------
DAVID B. LEESON
/s/ ARTHUR H. HAUSMAN*                      Director                         September 27, 1996
- ------------------------------------------
ARTHUR H. HAUSMAN
/s/ EDWARD E. DAVID, JR.*                   Director                         September 27, 1996
- ------------------------------------------
EDWARD E. DAVID, JR.
/s/ ROBERT A. HELLIWELL*                    Director                         September 27, 1996
- ------------------------------------------
ROBERT A. HELLIWELL
/s/ ALFRED M. GRAY*                         Director                         September 27, 1996
- ------------------------------------------
ALFRED M. GRAY
/s/ J.J. ADORJAN*                           Director                         September 27, 1996
- ------------------------------------------
J.J. ADORJAN
*By /s/ GEORGE L. SPILLANE
    --------------------------------------
    Attorney-in-fact

                           CALIFORNIA MICROWAVE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE
                                                       AT         ADDITIONS                    BALANCE
                                                    BEGINNING      CHARGED                     AT END
                                                     OF YEAR      TO INCOME     DEDUCTIONS     OF YEAR
                                                    ---------     ---------     ----------     -------
1996
Allowance for doubtful accounts...................   $ 2,136       $   595       $    353      $ 2,378
Estimated liability for warranties................     4,282         5,353          6,375        3,260
Estimated liability for contract costs............    15,300           353         12,284        3,369
1995
Allowance for doubtful accounts...................   $   925       $ 1,297       $     86      $ 2,136
Estimated liability for warranties................     1,074         7,120          3,912        4,282
Allowance for excess facilities...................     1,969            --          1,969            0
Estimated liability for contract costs............     3,963        14,355          3,018       15,300
1994
Allowance for doubtful accounts...................   $   677       $   361       $    113      $   925
Estimated liability for warranties................     1,261         3,606(1)       3,793        1,074
Allowance for excess facilities...................     1,094         1,451(2)         576        1,969
Estimated liability for contract costs............         0         9,631(3)       5,668        3,963

- ---------------
Amounts from acquisition of TTS not charged to income:

(1) $360

(2) $145

(3) $5,595

                               INDEX OF EXHIBITS

NUMBER                                       DESCRIPTION
- ------   ------------------------------------------------------------------------------------
 10.1    Employee Stock Purchase Plan as amended through September 1996.
 10.15   Letter Agreement with Carl Lee, dated November 10, 1995.
 10.16   Letter Agreement with Dennis R. Raney, dated April 19, 1996.
 10.17   Credit Agreement among California Microwave, Inc., Bank of America National Trust
         and Savings Association and other financial institutions, dated as of December 21,
         1995.
 10.18   First Amendment to Credit Agreement among California Microwave, Inc., Bank of
         America National Trust and Savings Association and other financial institutions, dated as of June 14, 1996.
 10.19   Waiver and Second Amendment to Credit Agreement among California Microwave, Inc.,
         Bank of America National Trust and Savings Association and other financial institutions, dated as of August 12, 1996.
 10.20   Lease of premises located at 2114 West 7th Street, Tempe, Arizona.
 10.21   Lease of premises known as Top Flight Airport on Showalter Road, Washington County,
         Maryland.
 10.22   Lease of premises located at 4000 Greenbriar, Stafford, Texas.
 10.23   Lease of premises located at 175 West Wall Street, Glendale Heights, Illinois.
 11      Computation of Per Share Earnings.
 13      Annual Report to Stockholders (pages incorporated by reference).
 21      List of Subsidiaries.
 23      Consent of Ernst & Young LLP, Independent Auditors.
 24      Powers of Attorney.
 27      Financial Data Schedule.