Form 10-Q
period 1996-09-30
CALIFORNIA MICROWAVE INC
filed 1996-11-14
CIK 16357

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                            -----------------------

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                              ----------------------
                                       OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                              ---------------------------   -------------------
Commission File Number 0-7428
                       ------

                           CALIFORNIA MICROWAVE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                         94-1668412
--------                                                         ----------
(State or other jurisdiction of Incorporation)    (I.R.S. Employer Identification Number)


555 TWIN DOLPHIN DRIVE, REDWOOD CITY, CALIFORNIA                    94065
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code           (415) 596-9000
                                                             --------------

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

                                                    YES  /X/    NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Classes                        Outstanding at October 31, 1996
-----------------------------------------        -------------------------------
Common Stock $.10 Par Value                            16,142,749

                          Part I. Financial Information

Item 1.  Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                              Three Months Ended
                                                                 September 30
                                                      --------------------------------
                                                          1996                  1995
                                                          ----                  ----

Net Sales                                             $  103,692            $  115,763
Cost of products sold                                     77,109                80,990
                                                      ----------            ----------
Gross margin                                              26,583                34,773
                                                      ----------            ----------
Expenses:
Research and development                                   7,865                 7,166
Marketing and administration                              19,753                18,038
Amortization of intangible assets                            540                   547
                                                      ----------            ----------
     Total expenses                                       28,158                25,751
                                                      ----------            ----------
Operating income (loss)                                   (1,575)                9,022
Interest expense                                          (1,404)               (1,044)
Interest income                                               52                     1
                                                      ----------            ----------
Income (loss) before income taxes                         (2,927)                7,979
Provision for (benefit from)income taxes                  (1,054)                2,872
                                                      ----------            ----------
Net income (loss)                                     $   (1,873)            $   5,107
                                                      ==========             =========
Net income (loss) per share                           $    (0.12)            $     .31
                                                      ==========             ==========

Average shares and equivalents                            16,133                16,331



See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             (Unaudited, See Note A)


                                                           September 30         June 30
                                                               1996              1996
                                                           ------------         -------

Assets
Current assets:
       Cash and cash equivalents                          $       4,224         $       4,560
       Short-term investments                                     1,853                 1,504
       Accounts receivable                                       94,382               108,278
       Inventories                                              106,737               103,456
       Deferred tax assets                                       10,387                10,387
       Prepaid expenses                                           2,595                 2,314
                                                          -------------         -------------
                Total current assets                            220,178               230,499
                                                          -------------         -------------
Net property, plant and equipment                                48,626                48,762
Deferred tax assets                                               1,973                 1,973
Intangible and other assets                                      56,200                57,106
                                                          -------------         -------------
                                                          $     326,977         $     338,340
                                                          =============         =============
Liabilities and Stockholders' Equity
Current liabilities:
       Notes payable                                      $      14,000         $          --
       Current portion of long-term debt                            525                   525
       Accounts payable                                          37,449                46,566
       Accrued income taxes                                       1,474                 3,406
       Other accrued liabilities                                 35,499                38,750
                                                          -------------         -------------
                Total current liabilities                        88,947                89,247
                                                          -------------         -------------
Long-term liabilities                                            68,612                79,233
Commitments and contingencies

Stockholders' equity:
       Common stock                                               1,614                 1,603
       Capital in excess of par value                            90,107                88,788
       Retained earnings                                         78,470                80,343
       Unamortized restricted stock plan expense                   (646)                 (722)
       Cumulative translation adjustment                           (127)                 (152)
                                                          -------------         -------------
                Total stockholders' equity                      169,418               169,860
                                                          -------------         -------------
                                                          $     326,977         $     338,340
                                                          =============         =============



A - The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     September 30
                                                               ------------------------
                                                               1996                1995
                                                               ----                ----

Operating activities:
Net income (loss)                                              $(1,873)            $  5,107
Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                             3,778                3,381
       Amortization of intangible assets                           540                  547
       Debt issuance costs paid                                     53                   51
Net effect of changes in:
       Accounts receivable                                      13,896                1,958
       Inventories                                              (3,281)               6,698
       Prepaid expenses                                           (281)                 128
       Accounts payable                                         (9,117)              (9,394)
       Accrued income taxes                                     (1,932)               2,124
       Other accrued liabilities                                (3,251)              (9,792)
                                                               --------            --------
Net cash provided by (used in) operating activities             (1,468)                 808
                                                               --------            --------

Investing activities:
       Capital expenditures                                     (3,642)              (4,300)
       Other                                                       (22)              (2,350)
                                                               -------             ---------
Net cash provided by (used in) investing activities             (3,664)               (6,650)
                                                               -------             ---------

Financing activities:
       Proceeds from (payments on) long-term debt                  (34)                   (5)
       Proceeds from issuance of common stock                    1,330                 1,753
       Proceeds from bank credit facilities                      3,500                 3,750
                                                               -------             ---------
Net cash provided by (used in) financing activities              4,796                 5,498
                                                               -------             ---------
Net increase (decrease) in cash and cash equivalents              (336)                 (344)
Cash and cash equivalents at beginning of year                   4,560                 1,983
                                                               -------             ---------
Cash and cash equivalents at end of period                     $ 4,224             $   1,639
                                                               =======             =========

Cash paid during the period for:
       Interest                                                $   371             $     376
       Income taxes                                                864                 1,201



See accompanying notes.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 -          Basis of Presentation
                  ---------------------
                  The information at September 30, 1996, and for the three-month periods ended September 30, 1996 and 1995, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc. believes are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1996 included in the California Microwave, Inc. 1996 Annual Report to Stockholders.

Note 2 -          Fiscal Periods
                  --------------
                  During the first quarter of fiscal 1997, the Company changed its fiscal periods to end on the last day of each calendar quarter. Previously, each quarter ended on the Saturday closest to the calendar month-end. The impact of this change is not material to the condensed consolidated financial statements.

Note 3 -          Reclassifications
                  -----------------
                  Certain fiscal year 1996 amounts have been reclassified to conform to the fiscal year 1997 presentation.

Note 4 -          Inventories
                  -----------                               (in thousands)
                                                         September 30   June 30
                                                             1996         1996
                                                          ------------  --------
                  Projects in process                   $ 22,649        $ 23,948
                  Less progress billings                   6,890          11,750
                                                        --------        --------
                                                          15,759          12,198
                  Work-in-process and finished goods      38,389          43,161
                  Raw materials and parts                 52,589          48,097
                                                        --------        --------
                                                        $106,737        $103,456
                                                        ========        ========

Note 5 -          Unbilled Accounts Receivable
                  ----------------------------
                  Included in accounts receivable at June 30, 1996, and September 30, 1996, was approximately $7.5 million of unbilled receivables resulting from provisions contained in certain export contracts.

                  The unbilled receivables at September 30, 1996, are expected to be billed and collected within one year.

Note 6 -          Stockholders' Equity
                  --------------------
                  The change in capital in excess of par value for the three months ended September 30, 1996, consists principally of common stock issuances and tax benefit of options exercised.

Note 7-           Contingent Liabilities
                  ----------------------
                  On November 9, 1995, and December 12, 1995, two putative class action lawsuits were filed in the United States District Court for the Northern District of California. The plaintiffs in these two cases, which have been consolidated purport to represent a class of all persons who purchased common stock of the Company between September 6, 1994 and June 29, 1995 ( the class period). Named as defendants are the Company and certain of its present and former executive officers. The complaints allege that defendants violated various federal securities laws through material misrepresentations and omissions during the class period. Defendants filed motions to dismiss the complaints, which the court granted on April 19, 1996, with leave to amend. Plaintiffs filed an amended consolidated complaint and in August 1996 defendants filed a motion to dismiss that complaint. On November 1, 1996, the motion to dismiss was denied. Although the ultimate outcome of these proceedings can not be determined, the Company believes that it has meritorious defenses to the claims alleged in these lawsuits and intends to defend the actions vigorously.


                  The Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made below and elsewhere in this Form 10-Q that are not historical facts, including any statements about expectations for fiscal year 1997 and beyond, involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, estimates and expectations include, but are not limited to, delays in the receipt of orders or in the shipment of products, delays in the integration of operations of the Company's wireless businesses and other factors referred to under "Information Regarding Forward Looking Statements" in the Company's Form 10-K Annual Report for its fiscal year ended June 30, 1996, and in the Company's Consolidated Financial Statements and Notes to Financial Statements contained in its 1996 Annual Report. The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements should be read in conjunction with this Managements' Discussion and Analysis of Financial Conditions and Results of Operations.

The following table sets forth for the periods indicated (i) certain income and expense items expressed as a percentage of the Company's total sales and (ii) the percentage change of such items for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. See Condensed Consolidated Statements of Operations.


                                                                                        Period to Period
                                                   Percent of Sales                    Increase (Decrease)
                                                   ----------------                    ------------------

                                                      Three Months                        Three Months
                                                          Ended                               Ended
                                                      September 30                        September 30
                                                      ------------                        ------------

                                                   1996        1995                      1996 vs 1995
                                                   ----        ----                      ------------

Sales                                             100.0%       100.0%                       (10.4)%
Gross margin                                       25.6         30.0                        (23.6)
Research and development expenses                   7.6          6.2                          9.8
Marketing and administration expenses              19.0         15.6                          9.5
Amortization of intangible assets                   0.5          0.5                         (1.3)
Operating income                                   (1.5)         7.8                          NM
Interest (expense) net                             (1.3)        (0.9)                        29.6
Income before income taxes                         (2.8)         6.9                          NM
Net income                                         (1.8)         4.4                          NM


The following table sets forth sales by product class and by market sector for the three months ended September 30, 1996 and 1995 (in thousands):



                                                             Sales
                                                             -----
                                                          Three Months
                                                              Ended
                                                          September 30
                                                          -=----------
                                                       1996            1995
                                                       ----            ----
Satellite Communications                             $  33,473      $  55,932
Wireless                                                44,623         41,541
Intelligence                                            25,596         18,290
                                                     --------       ---------
                                                     $ 103,692      $ 115,763
                                                     =========      =========

International                                        $  42,905      $  61,636
U.S. Commercial                                         32,479         30,929
U.S. Government                                         28,308         23,198
                                                     ---------      ---------
                                                     $ 103,692      $ 115,763
                                                     =========      =========


RESULTS OF OPERATIONS

     Sales. Sales were $103.7 million and $115.8 million for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of 10%. Wireless products and intelligence systems sales increased 7% and 40%, respectively, offsetting, in part, a 40% decrease in satellite communications sales. The increase in intelligence systems sales reflects the continued growth in the intelligence programs in which the Company participates. The rate of growth of intelligence systems sales for the remainder of the year on a comparative quarter basis is expected to be significantly lower than the 40% experienced in the first quarter of 1997. The decrease in total sales was due principally to orders being received too late to be shipped in the quarter, continued delays by customers in completing the financing of certain large satellite earth station projects, and the factors affecting international sales discussed below.

     U.S. commercial sales and sales to the U.S. government increased 5% and 22%, respectively, while international sales decreased 30% in the first quarter. The increase in sales to the U.S. Government is consistent with the increase in intelligence systems sales. The decrease in international sales reflects the decrease in sales to AT&T for its telecommunications project in Saudi Arabia and other large projects as these projects were substantially completed in fiscal 1996 and the delays by customers in completing the financing of certain satellite earth station projects discussed above. Products represented 62% of total sales in the first quarter of 1997 compared to 65% in the first quarter of 1996, with the balance represented by system sales.

     Gross Margin. Gross margin was $26.6 million and $34.8 million for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of 24%. Gross margin as a percentage of total sales was 25.6% and 30.0% for such periods, respectively. The decrease in gross margin in dollars and as a percentage of sales was due primarily to lower sales as noted above which resulted in lower overhead absorption, to competitive pricing pressures on certain wireless and satellite product lines, and to the change in mix of products to lower margin satellite and wireless products in the first quarter of 1997 as compared to the first quarter of 1996. Gross margin as a percentage of sales is expected to be lower at least through the third quarter of fiscal 1997 compared to the comparable quarters of fiscal 1996 principally due to underabsorbed overhead at Microwave Network Systems (MNS) and product mix and competitive pricing pressures for satellite and wireless products.

    Research and Development. Research and development expenses were $7.9 million and $7.2 million for the three months ended September 30, 1996 and 1995, respectively, representing an increase of 10%. Research and development expenses as a percentage of total sales were 7.6% and 6.2% for such periods, respectively. The Company continues to focus its research and development efforts primarily on the development of new satellite networking products and software and wireless products.

     Marketing and Administration. Marketing and administration expenses were $19.8 million and $18.0 million for the three months ended September 30, 1996 and 1995, respectively, representing an increase of 10%. Marketing and administration expenses as a percentage of total sales were 19.0% and 15.6% for such periods, respectively. In general, the dollar increases in marketing and administration expenses relate to increased expenses associated with the Company's efforts to penetrate the domestic Personal Communications Services
(PCS) and certain international markets.

    Amortization of Intangible Assets. Amortization expenses associated with intangible assets remained constant at $.5 million for the three months ended September 30, 1996, and 1995.

    Interest Expense, Net. Net interest expense was $1.4 million and $1.0 million for the three months ended September 30, 1996 and 1995, respectively, representing an increase of 30%. The increase in net interest expense reflects the need for the Company to borrow against its credit lines to fund operations and capital expenditures.

    Provision for Income Taxes. For the three months ended September 30, 1996, the Company recognized a $1.1 million benefit from income taxes compared to a $2.9 million provision for income taxes for the three months ended September 30, 1995. The effective tax rate was 36% for each of these periods.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the Company had working capital of $131.2 million, including $4.2 million of cash and cash equivalents, compared with working capital of $141.3 million, including cash and cash equivalents of $4.6 million, at June 30, 1996.

    During the first three months of fiscal 1997 cash and cash equivalents were provided by operations (after adjusting the operating loss for depreciation and amortization) and decreases in accounts receivable, and were used to fund an increase in inventories and reductions of accounts payable and accrued income taxes, and to pay year-end accrued liabilities, including payments under incentive agreements and employee benefit plans and certain restructuring payments. The net result was cash and cash equivalents used by operations of $1.5 million. During the first three months of fiscal 1996, cash and cash equivalents were provided by operating income (including depreciation and amortization) and decreases in accounts receivable and inventories, and were used for the reductions of accounts payable and payment of year-end accrued liabilities. The net result was cash and cash equivalents provided by operating activities of $ 0.8 million.

    The Company's investing activities during the first three months of fiscal 1997 included capital expenditures of $3.6 million. Total cash used for investing activities was $3.7 million. Net cash used for investing activities during the first three months of fiscal 1996 was $6.7 million, which included $4.3 million of capital expenditures.

    During the first three months of fiscal 1997, cash and cash equivalents of $4.8 million were provided by financing activities, including borrowings of $3.5 million under the Company's credit lines and sales of $1.3 million of common stock to employees under on-going stock option and purchase plans. During the first three months of fiscal 1996, the Company borrowed $3.8 million under its credit lines and sold $1.8 million of common stock to its employees.

    The above activity resulted in a net decrease in cash and cash equivalents of $.3 million for each of the first three months of fiscal 1997 and 1996.

    The Company has an unsecured $60.0 million committed bank credit facility, which expires in September 1998. As of September 30, 1996, there were $14.0 million of borrowings and $5.8 million of standby letters of credit outstanding under this credit facility. At September 30, 1996, the Company was not in compliance with certain covenants required by its debt agreements. The lenders have waived such non-compliance. The waiver pertaining to the bank credit facility is operative only until November 29, 1996, and the Company has agreed to limit its utilization of the credit facility to $30.0 million prior to that date. The Company is in negotiation with the bank to determine its credit arrangement beyond November 29, 1996, and believes a satisfactory arrangement will be made. However, since the arrangement has not been finalized, the outstanding balance under the credit facility at September 30, 1996, of $14.0 million has been classified as a current facility.

    The Company believes that its current cash position, funds generated from operations and funds it believes will be available from credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures, debt service and external investments for the next 12 months.

RESTRUCTURING AND OTHER CHARGES

    In June 1995, the Company recorded restructuring charges of approximately $20.9 million and other charges of approximately $15.5 million , for a total of approximately $36.4 million in connection with a program to reduce costs and improve operating efficiencies. Substantially all of the other charges were reflected in costs of products sold. The program included, among other things: the integration of certain of the Company's wireless operations and the exit by California Microwave-TeleCom Transmission Systems, Inc. (TTS) from the short-haul radio market, which included certain short-haul radio contracts and the shifting of short-haul radio sales to California Microwave-Microwave Radio Corporation (MRC); the recording of certain contract costs at California Microwave-Satellite Transmission Systems (STS) Division; the elimination of excess facilities; the reduction of employees at STS; the write-off of excess inventory and capital equipment; and the write down of intangible assets. During fiscal 1996, the program was expanded, without a net charge to operations, to include merging the operations of TTS and Microwave Networks Incorporated (MNI) with certain operations of MRC into a new unit, MNS, resulting in the write-off of additional excess inventories and other assets and reducing the number of employees at MNS.

    The following table summarizes these charges:


                                     1995                 Less: asset write-
                                  Provision,              offs and payments                    Future
                                 as adjusted              through September 30, 1996        Cash Outlays
                                 -----------              --------------------------        ------------

Restructuring:
Excess facilities                 $  3,930                 $    1,439                          $  2,491
Severance costs                      4,026                      4,026
Capital equipment write-offs         1,063                      1,063                                --
Intangible asset write-down         10,000                     10,000
Other                                1,927                      1,235                               692
                                  --------                 ----------                          --------
                                    20,946                     17,763                             3,183
                                  --------                 ----------                          --------
Other charges:
Contract termination
    and related costs and
     inventory                     13,450                     12,092                               1,358
Other                               2,000                      1,000                               1,000
                                 --------                  ---------                           ---------
                                   15,450                     13,092                               2,358
                                 --------                     ------                           ---------
                                 $ 36,396                  $  30,855                           $   5,541
                                 =========                  =========                          =========


    During fiscal 1996, STS terminated approximately 75 employees in connection with the restructuring and MNS terminated approximately 200 employees in connection with the merging of operations of TTS and MNI with certain operations of MRC. The cost of MNS's terminations of approximately $2.8 million was offset by reduced amounts originally provided for excess facilities as these amounts were determined not to be needed. Accordingly, there was no additional restructuring charge in fiscal 1996, and the 1995 provision, as adjusted, reflects this $2.8 million adjustments.

    Through September 30, 1996, assets written down and payments made totaled approximately $30.9 million, leaving a reserve balance of $5.5 million which is necessary for actions contemplated in fiscal 1997. The majority of remaining future cash outlays are associated with payments for excess or unused facilities which are expected to total approximately $2.5 million, substantially all of which will be made during fiscal 1997.


OTHER FINANCIAL INFORMATION

    Bookings. Orders booked were $105.1 million and $101.4 million for the three months ended September 30, 1996 and 1995, respectively, representing an increase of 4%. Bookings for wireless products increased 24% to $49.9 million, or 48% of total bookings. Satellite communications and intelligence systems bookings decreased 5% and 18%, respectively.

    Backlog. Backlog was $169.8 million and $217.2 million at September 30, 1996 and 1995, respectively, representing a decrease of 22%. Substantially all of the September 30, 1996 backlog is expected to be delivered within twelve months.

                           Part II - Other Information


Item 1.       Legal Proceedings

              On November 9, 1995, and December 12, 1995, putative class action lawsuits entitled Rick Fairchild v. California Microwave, Inc. et al. and Mark E. McKinney v. California Microwave, Inc. et al. were filed in the United States District Court for the Northern District of California. The plaintiffs in these two cases, which have been consolidated, purport to represent a class of all persons who purchased common stock of California Microwave, Inc. (the "Company") between September 6, 1994 and June 29, 1995 (the "Class Period"). Named as defendants are the Company and certain of its present and former executive officers. The complaints allege that defendants violated various federal securities laws through material misrepresentations and omissions during the Class Period. Defendants filed motions to dismiss the complaints, which the court granted on April 19, 1996 with leave to amend. Plaintiffs filed an amended consolidated complaint and in August 1996, defendants filed a motion to dismiss that complaint. On November 1, 1996, the motion to dismiss was denied. Although the ultimate outcome of these proceedings cannot be determined, the Company believes that it has meritorious defenses to the claims alleged in these lawsuits and intends to defend the actions vigorously.

Item 4.       Submission of Matters to a Vote of Security Holders

              At the Annual Meeting of Shareholders of registrant held on October 25, 1996, the shareholders:

              1.  Elected Directors for the ensuing year as follows:


                                                        For         Withheld
                                                        ---         --------

                  Philip F. Otto                    12,716,190      165,952
                  David B. Leeson                   12,716,190      165,952
                  Arthur H. Hausman                 12,716,190      165,952
                  Edward E. David, Jr.              12,716,190      165,952
                  Alfred M. Gray                    12,716,190      165,952
                  J.J. Adorjan                      12,716,190      165,952
                  William B. Marx, Jr.              12,716,190      165,952
                  Terry W. Ward                     13,776,224        --
                  Frederick W. Whitridge, Jr.       13,776,223        --

              2. Approved an amendment to increase by 400,000 the shares available under the Employee Stock Purchase Plan, with the number of shares voted in favor of ratification being 12,927,371; the number of shares voted against such ratification being 1,152,484; and the number of abstentions being 88,060.

              3. Ratified the selection of Ernst & Young LLP as independent certified public accountants for the Company, with the number of shares voted in favor of the ratification being 14,072,022; the number of shares voted against such ratification being 53,701; and the number of abstentions being 42,192.

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



CALIFORNIA MICROWAVE, INC.




November 14, 1996                              BY     /s/   Philip F. Otto
------------------------------------                  --------------------
Date                                                  Philip F. Otto
                                                      Chief Executive Officer
                                                      Chairman of the Board




November 14, 1996                              BY     /s/   Dennis R. Raney
------------------------------------                  ---------------------
Date                                                  Dennis R. Raney
                                                      Senior Vice President
                                                      Chief Financial Officer