Form 10-Q/A
period 1996-09-30
CALIFORNIA MICROWAVE INC
filed 1996-12-04
CIK 16357

                                  FORM 10-Q/A

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

     The Quarterly Report on Form 10-Q of California Microwave, Inc., relating to the three-month period ended September 30, 1996, is hereby amended as follows:

     The word "facility", which appears as the last word of the penultimate paragraph under the sub-heading "Liquidity and Capital Resources" in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Part I (Financial Information), is hereby deleted and the word "liability" is substituted therefor.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICROWAVE, INC.

November 27, 1996                       BY /s/ PHILIP F. OTTO
___________________________                ________________________
Date                                       Philip F. Otto
                                           Chief Executive Officer
                                           Chairman of the Board


November 27, 1996                       BY /s/ Dennis R. Raney
___________________________                ________________________
Date                                       Dennis R. Raney
                                           Senior Vice President
                                           Chief Financial Officer