Form 10-Q
period 1996-12-31
CALIFORNIA MICROWAVE INC
filed 1997-02-14
CIK 16357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-7428

                           CALIFORNIA MICROWAVE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-1668412
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
              OF INCORPORATION)                           IDENTIFICATION NUMBER)
            555 TWIN DOLPHIN DRIVE
           REDWOOD CITY, CALIFORNIA
       (ADDRESS OF PRINCIPAL EXECUTIVE                            94065
                    OFFICES)                                    (ZIP CODE)

       Registrant's telephone number, including area code: (415) 596-9000

                            ------------------------

   Former name, former address, and former fiscal year, if changed since last report.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
                                   YES X   NO
                                     ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                   CLASSES                           OUTSTANDING AT JANUARY 31, 1997
         COMMON STOCK $.10 PAR VALUE                            16,182,842

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CALIFORNIA MICROWAVE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       DECEMBER 31               DECEMBER 31
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
                                                  --------     --------     --------     --------
Net sales.......................................  $117,089     $116,289     $220,781     $232,052
Cost of products sold...........................   124,992       82,159      202,101      163,149
                                                  --------     --------     --------     --------
Gross margin....................................    (7,903)      34,130       18,680       68,903
                                                  --------     --------     --------     --------
Expenses:
Research and development........................     7,891        7,532       15,756       14,698
Marketing and administration....................    22,723       19,255       42,476       37,293
Amortization of intangible assets...............       540          547        1,080        1,094
                                                  --------     --------     --------     --------
  Total expenses................................    31,154       27,334       59,312       53,085
                                                  --------     --------     --------     --------
Operating income (loss).........................   (39,057)       6,796      (40,632)      15,818
Interest expense................................    (1,486)      (1,125)      (2,890)      (2,169)
Interest income.................................        27           31           79           32
Gain on sale of subsidiary......................     2,744           --        2,744           --
                                                  --------     --------     --------     --------
Income (loss) before income taxes...............   (37,772)       5,702      (40,699)      13,681
Provision for (benefit from) income taxes.......   (12,377)       2,054      (13,431)       4,926
                                                  --------     --------     --------     --------
Net income (loss)...............................  $(25,395)    $  3,648     $(27,268)    $  8,755
                                                  ========     ========     ========     ========
Net income (loss) per share.....................  $  (1.57)    $    .23     $  (1.69)    $    .54
                                                  ========     ========     ========     ========
Average shares and equivalents..................    16,145       16,129       16,139       16,230
                                                  ========     ========     ========     ========

                            See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                            (UNAUDITED, SEE NOTE A)

                                     ASSETS

                                                                         DECEMBER
                                                                            31        JUNE 30
                                                                           1996         1996
                                                                         --------     --------
Current assets:
  Cash and cash equivalents............................................  $  5,695     $  4,560
  Short-term investments...............................................     1,968        1,504
  Accounts receivable..................................................    96,095      108,278
  Inventories..........................................................    76,590      103,456
  Deferred tax assets..................................................    23,311       10,387
  Prepaid expenses.....................................................     2,446        2,314
                                                                         --------     --------
     Total current assets..............................................   206,105      230,499
                                                                         --------     --------
Net property, plant and equipment......................................    47,708       48,762
Deferred tax assets....................................................     1,973        1,973
Intangible and other assets............................................    54,271       57,106
                                                                         --------     --------
                                                                         $310,057     $338,340
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes Payable........................................................  $ 15,500     $     --
  Current portion of long-term debt....................................       329          525
  Accounts payable.....................................................    32,750       46,566
  Accrued income taxes.................................................     2,292        3,406
  Other accrued liabilities............................................    46,453       38,750
                                                                         --------     --------
     Total current liabilities.........................................    97,324       89,247
                                                                         --------     --------
Long-term liabilities..................................................    68,503       79,233
Stockholders' equity:
  Common stock.........................................................     1,615        1,603
  Capital in excess of par value.......................................    90,210       88,788
  Retained earnings....................................................    53,075       80,343
  Unamortized restricted stock plan expense............................      (548)        (722)
  Cumulative translation adjustment....................................      (122)        (152)
                                                                         --------     --------
     Total stockholders' equity........................................   144,230      169,860
                                                                         --------     --------
                                                                         $310,057     $338,340
                                                                         ========     ========

---------------

(A) The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          FOR THE SIX MONTHS
                                                                           ENDED DECEMBER 31
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
OPERATING ACTIVITIES:
Net income (loss)......................................................  $(27,268)    $  8,755
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization........................................     7,634        5,743
  Amortization of intangible assets....................................     1,080        1,094
  Amortization of debt issuance costs..................................       105          105
  Deferred tax assets..................................................   (12,924)
Net effect of changes in:
  Accounts receivable..................................................    12,183       (1,844)
  Inventories..........................................................    26,866        9,375
  Prepaid expenses.....................................................      (132)        (475)
  Accounts payable.....................................................   (13,816)      (2,398)
  Accrued income taxes.................................................    (1,128)       2,515
  Other accrued liabilities............................................     7,703       (8,618)
                                                                         --------     --------
Net cash provided by (used in) operating activities....................       303       14,252
                                                                         --------     --------
INVESTING ACTIVITIES:
  Capital expenditures.................................................    (6,461)     (10,552)
  Other................................................................     1,085       (1,155)
                                                                         --------     --------
Net cash provided by (used in) investing activities....................    (5,376)     (11,707)
                                                                         --------     --------
FINANCING ACTIVITIES:
  Proceeds from (payments on) long-term debt...........................      (265)        (111)
  Proceeds from issuance of common stock...............................     1,473        1,879
  Proceeds from bank credit facilities.................................     5,000           --
                                                                         --------     --------
Net cash provided by (used in) financing activities....................     6,208        1,768
                                                                         --------     --------
Net increase (decrease) in cash and cash equivalents...................     1,135        4,313
Cash and cash equivalents at beginning of year.........................     4,560        1,983
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $  5,695     $  6,296
                                                                         ========     ========
Cash paid during the period for:
  Interest.............................................................  $  2,139     $  1,855
  Income taxes.........................................................       592        2,647

                            See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The financial information at December 31, 1996, and for the threeand six-month periods ended December 31, 1996 and 1995, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc. believes are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1996 included in the California Microwave, Inc. 1996 Annual Report to Stockholders.

NOTE 2 -- FISCAL PERIODS

     During the first quarter of fiscal 1997, the Company changed its fiscal periods to end on the last day of each calendar quarter. Previously, each quarter ended on the Saturday closest to the calendar month-end. The impact of this change is not material to the condensed consolidated financial statements

NOTE 3 -- RESTRUCTURING AND OTHER CHARGES

     As a result of continued disappointing operating performance by the Microwave Network Systems (MNS) division and the Satellite Transmission Systems
(STS) division, during December 1996 and January 1997, the Company performed a comprehensive review of these and certain other of the Company's operations, including a review of inventory levels, product development and migration plans, and facility and personnel needs. It was determined to focus MNS on products that have potentially higher margins and STS will focus on selected strategic customers and network opportunities that utilize the Company's products. This resulted in the write-off of certain inventories, the restructuring of MNS' and STS' operations, and the taking of charges relating to warranty and contract issues that arose at MNS and STS during the second quarter. Inventory, warranty and contract, and other charges of approximately $39 million were reflected in the results of operations for the second quarter. Restructuring charges of approximately $8 million will be reflected in the results of operations in the third quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

NOTE 4 -- CONTINGENT LIABILITIES

     On November 9, 1995, and December 12, 1995, two putative class action lawsuits were filed in the United States District Court for the Northern District of California. The plaintiffs in these two cases, which have been consolidated, purport to represent a class of all persons who purchased common stock of the Company between September 6, 1994, and June 29, 1995 (the class period). Named as defendants are the Company and certain of its former executive officers. The Complaints allege that defendants violated various federal securities laws through material misrepresentations and omissions during the class period. Defendants filed motions to dismiss the complaints, which the court granted on April 19, 1996, with leave to amend. Plaintiffs filed an amended consolidated complaint and in August 1996 defendants filed a motion to dismiss that complaint. On November 1, 1996, the motion to dismiss was denied. Although the ultimate outcome of these proceedings cannot be determined, the Company believes that it has meritorious defenses to the claims alleged in these lawsuits and intends to defend the actions vigorously.

     The Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

                                  (UNAUDITED)

NOTE 5 -- INVENTORIES

                                                                       DECEMBER 31     JUNE 30
                                                                          1996           1996
                                                                       -----------     --------
                                                                            (IN THOUSANDS)
                                                                       ------------------------
Projects in process..................................................    $19,549       $ 23,948
Less progress billings...............................................      5,491         11,750
                                                                         -------       --------
                                                                          14,058         12,198
Work-in-process and finished goods...................................     22,759         43,161
Raw materials and parts..............................................     39,773         48,097
                                                                         -------       --------
                                                                         $76,590       $103,456
                                                                         =======       ========

NOTE 6 -- UNBILLED ACCOUNTS RECEIVABLE

     Included in accounts receivable at December 31, 1996 and June 30, 1996 is approximately $7.6 million and $7.5 million, respectively, of unbilled receivables resulting from provisions contained in certain export contracts.

     The remaining amount of unbilled receivables at December 31, 1996 is expected to be billed and collected within one year.

NOTE 7 -- STOCKHOLDERS' EQUITY

     The change in capital in excess of par value for the six months ended December 31, 1996, consists principally of common stock issuances and tax benefit of options exercised.

NOTE 8 -- RECLASSIFICATIONS

     Certain fiscal year 1996 amounts have been reclassified to conform to the fiscal year 1997 presentation.

NOTE 9 -- INCOME TAXES

     At December 31, 1996, the Company had a cumulative net deferred tax asset of $25.3 million that will be available to reduce payments on future tax liabilities. Management of the Company believes it is more likely than not that the asset will be realized through refunds of previously paid income taxes, future profitable operations, and tax planning strategies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements made below and elsewhere in this Form 10-Q that are not historical facts, including any statements about expectations for fiscal year 1997 and beyond, involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, estimates and expectations include, but are not limited to, delays in the receipt of orders or in the shipment of products, delays in implementing the Company's restructuring plan, delays in transitioning from older to newer products, and other factors referred to under "Information Regarding Forward Looking Statements" in the Company's Form 10-K Annual Report for its fiscal year ended June 30, 1996, and in the Company's Consolidated Financial Statements and Notes to Financial Statements contained in its 1996 Annual Report to Stockholders. The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements should be read in conjunction with this Managements' Discussion and Analysis of Financial Condition and Results of Operations.

     The following table sets forth for the periods indicated (i) certain income and expense items expressed as a percentage of the Company's total sales and
(ii) the percentage change of such items for the three and six months ended December 31, 1996 compared to the three and six months ended December 31, 1995. See Condensed Consolidated Statements of Operations.

                                                                                                  PERIOD TO PERIOD
                                                            PERCENT OF SALES                     INCREASE (DECREASE)
                                                   -----------------------------------     -------------------------------
                                                    THREE MONTHS        THREE MONTHS       THREE MONTHS       SIX MONTHS
                                                        ENDED               ENDED              ENDED             ENDED
                                                     DECEMBER 31         DECEMBER 31        DECEMBER 31       DECEMBER 31
                                                   ---------------     ---------------     -------------     -------------
                                                   1996      1995      1996      1995      1996 VS. 1995     1996 VS 1996
                                                   -----     -----     -----     -----     -------------     -------------
Sales............................................  100.0%    100.0%    100.0%    100.0%          0.7%             (4.9)%
Gross margin.....................................     NM      29.3       8.5      29.7            NM             (72.9)
Research and development expenses................    6.7       6.5       7.1       6.3           4.8               7.2
Marketing and administration expenses............   19.4      16.6      19.2      16.1          18.0              13.9
Amortization of intangible assets................    0.5       0.5       0.5       0.5          (1.3)             (1.3)
Operating income.................................     NM       5.8        NM       6.8            NM                NM
Interest (expense) net...........................   (1.2)     (0.9)     (1.3)     (0.9)         33.4              31.5
Income before income taxes.......................     NM       4.9        NM       5.9            NM                NM
Net income.......................................     NM       3.1        NM       3.8            NM                NM

---------------

NM -- Not meaningful

     The following table sets forth sales by product class and by market sector for the three and six months ended December 31, 1996 and 1995 (in thousands):

                                                                   SALES
                                              -----------------------------------------------
                                                  THREE MONTHS               SIX MONTHS
                                                      ENDED                     ENDED
                                                  DECEMBER 31,              DECEMBER 31,
                                              ---------------------     ---------------------
                                                1996         1995         1996         1995
                                              --------     --------     --------     --------
    Satellite Communications................  $ 43,642     $ 56,630     $ 77,115     $112,562
    Wireless................................    50,322       42,180       94,944       83,721
    Intelligence and other..................    23,125       17,479       48,722       35,769
                                              --------     --------     --------     --------
                                              $117,089     $116,289     $220,781     $232,052
                                              ========     ========     ========     ========
    International...........................  $ 57,761     $ 61,024     $100,666     $122,660
    U.S. Commercial.........................    32,360       30,942       64,839       61,871
    U.S. Government.........................    26,968       24,323       55,276       47,521
                                              --------     --------     --------     --------
                                              $117,089     $116,289     $220,781     $232,052
                                              ========     ========     ========     ========

OVERVIEW

     As a result of continued disappointing operating performance by the Microwave Network Systems (MNS) division and the Satellite Transmission Systems
(STS) division, during December 1996 and January 1997 management of the Company performed a comprehensive review of these and certain other of the Company's operations. MNS represents the merged operations of TeleSciences Transmission Systems (TTS), acquired in October 1993, Microwave Networks Incorporated, acquired in May 1995, and certain operations of Microwave Radio Corporation, acquired in April 1992. This comprehensive review included a review of inventory levels, product development and migration plans, facility and personnel needs, and other matters. As a result of these reviews, it was determined that MNS will focus on a smaller number of potentially higher-margin products, including several recently introduced products, and STS will focus on selected stategic customers and networking opportunities that utilize the Company's products. As a result of this product strategy, the operations of MNS will be reorganized into two segments, one focused on the international cellular market and the other focused on the domestic Personal Communications Services (PCS) relocation market. MNS will immediately discontinue the sale of certain products and will phase-out other products over the next 6 to 18 months. STS will also eliminate certain products and will transfer others to the Company's EFData subsidiary
(EFD). Accordingly, management determined that certain quantities of inventory on-hand or subject to firm purchase commitments at MNS and STS, and to a lesser extent at certain other divisions, were in excess of reforecasted demand. Accordingly, as a result of such review, including the decision to discontinue or phase-out certain products, the Company recorded a provision of $31.2 million during the quarter ended December 31, 1996 to write-down certain inventories to their estimated net realizable value.

     In addition, certain customers of MNS have experienced quality problems with a specific product (now discontinued) which was sold in significant quantities during 1993 to 1995. After determining the scope of the quality problem, the Company recently offered to retrofit the affected products at no cost to the customer. Accordingly, the Company has recorded a provision for the estimated costs of this program. The Company also determined that warranty and other provisions should be made for other discontinued products and for certain loss contracts. Warranty and contract loss provisions recorded in the quarter ended December 31, 1996 amounted to $6.5 million.

     Primarily as a result of the above, during the second quarter of fiscal 1997 the Company recorded $38.0 million to cost of products sold and $1.3 million to marketing and administration expense for the write-down of inventories to amounts expected to be realized, the recognition of unusual warranty and contract costs, and other expenses. Only approximately $7.0 million of the total of $39.3 million will result in future cash outlays. The comprehensive review of operations also resulted in the decision to reduce future operating expenses through the closure of certain facilities at MNS and the termination of approximately 175 employees at MNS and STS. The Company intends to recognize approximately $7.8 million of restructuring charges, of which $6.9 million relates to facility closures ($3.5 million for facilities closed in 1995) and the remainder to severance charges. As required by generally accepted accounting principles, these restructuring charges will be recorded in the quarter ended March 31, 1997. The Company also expects costs of approximately $2 million to $3 million during the third and fourth quarters of fiscal 1997 and the first quarter of fiscal 1998 for retention and relocation costs for certain employees and other expenses to be incurred in connection with the restructuring. These costs will be included in marketing and administration expense and research and development expense in those periods.

     As a part of the review process, and in accordance with its accounting policies, the Company reviewed the $10 million carrying value of intangible assets associated with the acquisition of TTS. The Company concluded that the asset will be realized through the on-going domestic operations of MNS. However, the remaining period over which this asset is to be realized has been shortened to 13 years from 26 years.

     In June 1995, the Company recorded restructuring charges of approximately $20.9 million and other charges of approximately $15.5 million , for a total of approximately $36.4 million in connection with a program to reduce costs and improve operating efficiencies. Substantially all of the $15.5 million of other charges were reflected in costs of products sold. The program included, among other things: the integration of certain of the Company's wireless operations and the exit by TTS from the short-haul radio market, which included certain short-haul radio contracts and the shifting of short-haul radio sales to MRC; the recording of certain contract costs at STS; the elimination of excess facilities; the reduction of employees at STS; the write-off of excess inventory and capital equipment; and the write down of intangible assets. During fiscal 1996, the program was expanded, without a net charge to operations, to include merging the operations of TTS and MNI with certain operations of MRC into a new unit, MNS, resulting in the write-off of additional excess inventories and other assets and reducing the number of employees at MNS. Through December 31, 1996, asset writedowns and payments in connection with the 1995 charges totaled approximately $31.4 million leaving approximately $5.0 million to be paid.

RESULTS OF OPERATIONS

     Sales. Sales were $117.1 million and $116.3 million for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 1%. Wireless products and intelligence systems and other sales increased 19% and 32%, respectively, offsetting a decrease of 23% in satellite communication sales. The increase in wireless sales was due primarily to increased sales of low margin products by MNS. The increase in intelligence systems and other sales reflects the continued expansion of the intelligence programs in which the Company participates. The rate of growth of intelligence systems sales for the remainder of the year is expected to be lower than the 32% experienced in the second quarter of fiscal 1997. The decrease in satellite communications sales was principally due to continued delays in completing the financing of certain large satellite earth station projects and the decrease in sales for a telecommunications project in Saudi Arabia as this project was substantially completed in fiscal 1996 and has not been replaced by similar projects in fiscal 1997. The Company expects that satellite communications sales for the remainder of the fiscal year will be significantly below satellite communications sales recorded in the second half of fiscal 1996.

     U.S. commercial sales and sales to the U.S. Government increased 5% and 11%, respectively, offsetting a decrease of 5% in international sales. Products represented 64% of sales in the second quarter of 1997 compared to 66% in the second quarter of 1996, with the balance represented by system sales.

     Sales were $220.8 million and $232.1 million for the six months ended December 31, 1996 and 1995, respectively, representing a decrease of 5%. Wireless sales and intelligence systems and other sales increased 13% and 36%, respectively, substantially offsetting a 31% decrease in satellite communications sales. U.S. commercial sales and sales to the U.S. government increased 5% and 16%, respectively, while international sales decreased 18%. The principal reason for the decline in satellite communications and international sales was the inability to replace the Saudi Arabia project.

     Gross Margin. Gross margin was $(7.9) million and $34.1 million for the three months ended December 31, 1996 and 1995, respectively. As described in the overview, during the second quarter of fiscal 1997, the Company recorded inventory and unusual warranty charges to costs of products sold of $38.0 million. Absent these charges, gross margin as a percentage of sales would have been 25.7% compared to 29.4% for the second quarter of fiscal 1996. The decline in gross margin percentage was due principally to delays in completion of certain new lower cost products at EFD and MNS, to competitive pricing pressures on certain MNS and EFD product lines, to the change in mix to lower margin products at EFD and to continued overhead absorption issues at MNS.

     Gross margin was $18.7 million and $68.9 million for the six months ended December 31, 1996 and 1995, respectively, representing a decrease of 73%. Gross margin as a percentage of sales was 25.7% (excluding the charges discussed above) and 29.7% for such periods, respectively.

     Research and Development. Research and development expenses were $7.9 million and $7.5 million for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 5%. Research and development expenses as a percentage of sales were 6.7% and 6.5% for such periods, respectively. The Company continues to focus its research and development efforts primarily on the development of new satellite networking products and software and wireless products.

     Research and development expenses were $15.8 million and $14.7 million for the six months ended December 31, 1996 and 1995, respectively, representing an increase of 7%. Research and development expenses as a percentage of sales were 7.1% and 6.3% for such periods, respectively.

     Marketing and Administration. Marketing and administration expenses were $22.7 million and $19.3 million for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 18%. Marketing and administration expenses as a percentage of sales were 19.4% and 16.6% for such periods, respectively. Included in marketing and administration expenses for the second quarter of fiscal 1997 is approximately $1.3 million of severance charges for the Company's former chief executive officer and the $1.3 million of marketing and administration charges discussed in the overview.

     Marketing and administration expenses were $42.5 million and $37.3 million for the six months ended December 31, 1996 and 1995, respectively, representing an increase of 14%. Marketing and administration expenses as a percentage of sales were 19.2% and 16.1% for such periods, respectively.

     Amortization of Intangible Assets. Amortization expenses associated with intangible assets remained constant at $.5 million for the three months ended December 31, 1996 and 1995. The Company expects amortization expense to increase approximately $0.1 million per quarter starting with the third quarter of fiscal 1997 in connection with the change in amortization period for the TTS intangible asset discussed above.

     Interest Expense, Net. Net interest expense was $1.5 million and $1.1 million for the three months ended December 31, 1996 and 1995, respectively, representing a 33% increase. Net interest expense was $2.8 million and $2.1 million for the six months ended December 31, 1996 and 1995, respectively, representing a 32% increase. The increase in net interest expense reflects the need for the Company to borrow against its credit lines to fund operations and capital expenditures.

     Gain on Sale of Subsidiary. During the second quarter of fiscal 1997, the Company recognized a $2.7 million gain from the sale of its Digital Radio Technology subsidiary.

     Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes was ($12.4) million and $2.1 million for the three months ended December 31, 1996 and 1995, respectively, and ($13.4) million and $4.9 million for the six months ended December 31, 1996 and 1995, respectively. The effective tax rate benefit of 33% for fiscal 1997 represents the federal statutory rate of 35% reduced for the effect of non-deductible amortization of goodwill (for tax purposes).

     At December 31, 1996, the Company had a cumulative net deferred tax asset of $25.3 million that will be available to reduce payments on future tax liabilities. Management of the Company believes it is more likely than not that the asset will be realized through refunds of previously paid income taxes, future profitable operations, and tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of $108.8 million, including $5.7 million of cash and cash equivalents, compared with working capital of $141.3 million, including cash and cash equivalents of $4.6 million, at June 30, 1996.

     During the first six months of fiscal 1997, cash and cash equivalents were provided by operations (after adjusting the operating loss for depreciation and amortization and the charges discussed in the overview) and decreases in accounts receivable, offset by reductions of accounts payable and accrued income taxes. Cash and cash equivalents were used to pay year-end accrued liabilities, including payments under incentive agreements and employee benefit plans and certain restructuring payments. The net result was cash and cash equivalents provided by operations of $0.3 million. During the first six months of fiscal 1996, cash and cash equivalents were provided by operating income (including depreciation and amortization ) and decreases in inventories, and were used to fund an increase in accounts receivable and to reduce accounts payable and to pay year-end accrued liabilities. The net result was cash and cash equivalents provided by operating activities of $14.3 million.

     The Company's investing activities during the first six months of fiscal 1997 included capital expenditures of $6.5 million. Total cash used for investing activities was $5.4 million. Net cash used for investing activities during the first six months of fiscal 1996 was $11.7 million, which included $10.6 million of capital expenditures.

     During the first six months of fiscal 1997, cash and cash equivalents of $6.2 million were provided by financing activities, including borrowing of $5 million under the Company's credit lines and sales of $1.5 million of common stock to employees under on-going stock option and purchase plans. During the first six months of 1996, the Company sold $1.9 million of common stock to employees.

     The above activity resulted in a net increase in cash and cash equivalents of $1.1 million for the first six months of fiscal 1997 compared to a net increase in cash and cash equivalents of $4.3 million for the first six months of fiscal 1996.

     In December 1996, the Company amended its principal credit facility. The facility was reduced to $30 million and is secured by the Company's current assets. The amended facility expires in March 1998. As of December 31, 1996, there were $15.5 million of borrowings and $5.8 million of standby letters of credit outstanding under the facility, leaving $8.7 million of available credit. At December 31, 1996, the Company was not in compliance with certain covenants of its debt agreements. The lenders have waived such non-compliance and amended such covenants as necessary to bring the Company into compliance at December 31, 1996.

     The Company believes that its current cash position, funds generated from operations and funds available from its credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures, debt service and external investments for at least the next 12 months.

OTHER FINANCIAL INFORMATION

     Bookings. Orders booked were $106.2 million and $114.9 million for the three months ended December 31, 1996 and 1995, respectively, representing a decrease of 8%. Satellite communications and wireless products bookings decreased 28% to 34% of total bookings and 18% to 37% of total bookings, respectively. Bookings for intelligence systems and other increased 83% to 29% of total bookings.

     Backlog. Backlog was $158.9 million and $215.7 million at December 31, 1996 and 1995, respectively, representing a decrease of 26%. Substantially all of the December 31, 1996 backlog is expected to be delivered within twelve months.

                          PART II -- OTHER INFORMATION

ITEM 1.-5. INAPPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 -- Statement re computation of per share earnings.
       Exhibit 27 -- Financial Data Schedule.

     (b) Reports on Form 8-K.
        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CALIFORNIA MICROWAVE, INC.

February 13, 1997                                 BY /s/ GILBERT F. JOHNSON
-------------------                                   ----------------------------------------
Dated                                                 Gilbert F. Johnson
                                                      President

February 13, 1997                                 BY /s/ DENNIS R. RANEY
-------------------                                   ----------------------------------------
Date                                                  Dennis R. Raney
                                                      Executive Vice President
                                                      Chief Financial Officer