Form 10-K/A
period 1996-06-30
CALIFORNIA MICROWAVE INC
filed 1997-03-26
CIK 16357

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

     For the Transition Period _______________ to _______________.

                            Commission File Number 0-07428

                              CALIFORNIA MICROWAVE, INC.
                (Exact name of registrant as specified in its charter)
                              _________________________

                       Delaware                        94-1668412
             (State or other jurisdiction           (I.R.S. Employer
             of incorporation or                   Identification No.)
             organization)

                555 Twin Dolphin Drive, Redwood City, California 94065
                       (Address of principal executive offices)

     Registrant's telephone number, including area code:  (415) 596-9000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             Common Stock, $.10 par value
                                   (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
     NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $226,911,000 as of September 2, 1996.

          Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: On September 6, 1996, there were 16,135,755 shares of common stock outstanding.



                         DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's Annual Report to Stockholders for fiscal year ended June 30, 1996. (Part II of Form 10-K)

     (2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the registrant's 1996 Annual Meeting of Stockholders. (Part III of Form 10-K)






                                       PART IV

          Item 1.   Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K


               (a) 3.    Exhibits

               3.1 Restated Certificate of Incorporation. (Exhibit to the Company's Form 8 dated February 19, 1993, constituting Amendment No. 1 to the Company's Registration Statement on Form 8-A for the Common Stock; incorporated herein by reference.)+

               3.2 Bylaws. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)+

               4.1 Indenture of Trust, amended, as relating to 1987 Industrial Development Revenue Refunding Bonds of Satellite Transmission Systems, Inc.*+

               4.2 Reimbursement Agreement between Satellite Transmission Systems, Inc. and The Bank of Tokyo, Ltd., San Francisco Agency, relating to Satellite Transmission Systems, Inc. Indenture.*+

               4.3 Guarantee of California Microwave, Inc. in favor of The Bank of Tokyo, Ltd., San Francisco Agency, relating to Satellite Transmission Systems, Inc. Indenture.*+

               4.4 Rights Agreement, dated July 27, 1989. (Exhibit to the Company's Form 8-A filed on August 2, 1989; incorporated herein by reference.)+

               4.5 Master Indenture of Trust (First Program), relating to County of Monroe Industrial
                         Development Bonds.*+

               4.6       Series F Supplemental Indenture, dated as of
                         June 1, 1992, relating to $2,800,000 of County of Monroe Industrial Development Bonds.*+

               4.7 Guaranty of California Microwave, Inc. in favor of Security Pacific National Trust Company (New
                         York), as Trustee, dated as of June 1, 1992, relating to $2,800,000 of County of Monroe Industrial Development Bonds.*+

               4.8 Letter of Credit Reimbursement Agreement, between California Microwave, Inc. and Marine Midland

                         Bank, N.A., dated as of June 1, 1992, relating to $2,800,000 of County of Monroe Industrial Development Bonds.*+

               10.1 Employee Stock Purchase Plan, as amended through September 1996.**+

               10.2 Lease dated March 10, 1977, of the premises at 990 Almanor Avenue in Sunnyvale, California. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)+

               10.3 1986 Stock Option Plan, as amended.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)+

               10.4 1988 Restricted Stock Plan.** (Exhibit to the Company's Form 10-K for its fiscal year ended
                         June 30, 1994; incorporated herein by reference.)+

               10.5 Lease of the property located at 2105 West Fifth, Tempe, Arizona. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)+

               10.6 Lease of the premises located at 20 Alpha Road, Chelmsford, MA. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1992; incorporated herein by reference.)+

               10.7 Letter agreement with Philip F. Otto** dated September 22, 1992. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1992; incorporated herein by reference.)+

               10.8 Amendment to letter agreement with Philip F. Otto, dated July 30, 1993.** (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1993; incorporated herein by reference.)+

               10.9 Lease of the property located at 55 Commerce Drive, Hauppauge, N.Y. (Exhibit to this Company's Form 10-K for its fiscal year ended June 30, 1993; incorporated herein by reference).+

               10.10 Shareholders' Agreement among California Microwave, Inc., Cornix Systems, Harry F. Eustace, Barbara Eustace, Garber International Associates and Dr. F.V. Garber, dated March 8, 1994.
                         (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)+

               10.11 Amendment to letter agreement with Philip F. Otto, dated August 15, 1994.** (Exhibit to the Company's Form 10-K for its fiscal year ended
                         June 30, 1994; incorporated herein by reference.)+

               10.12 Agreement and Plan of Reorganization of Merger, dated as of January 31, 1995 among California Microwave, Inc., CMI Acquisition Corporation and Microwave Networks Incorporated ("Agreement and Plan of Reorganization"; Exhibit to the Company's Form 8-K dated February 13, 1995; incorporated herein by reference.)+

               10.13     First Amendment to Agreement and Plan of
                         Reorganization, dated April 28, 1995 (Exhibit to the Company's Registration Statement on Form S-4, Registration No. 33-57593, filed May 1, 1995; incorporated herein by reference).+

               10.14 Letter Agreement with Leon F. Blachowicz, dated December 2, 1994.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1995; incorporated herein by reference).+

               10.15     Letter Agreement with Carl Lee, dated November 10,
                         1995.**+

               10.16 Letter Agreement with Dennis R. Raney dated April 19, 1996.**+

               10.17 Credit Agreement among California Microwave, Inc., Bank of America National Trust and Savings Association, and other financial institutions, dated as of December 31, 1995.+

               10.18 First Amendment to Credit Agreement among California Microwave, Inc., Bank of America National Trust and Savings Association and other financial institutions, dated as of June 14, 1996.+

               10.19 Waiver and Second Amendment to Credit Agreement among California Microwave, Inc., Bank of America National Trust and Savings Association, and other financial institutions, dated as of August 12, 1996.+

               10.20 Lease of premises located at 2114 West 7th Street, Tempe, Arizona.+

               10.21 Lease of premises known as Top Flight Airport on Showalter Road, Washington County, Maryland.+

               10.22 Lease of premises located at 4000 Greenbriar, Stafford, Texas.+

               10.23 Lease of premises located at 175 West Wall Street, Glendale Heights, Illinois.+

               10.24 1992 Stock Option Plan.** (Exhibit to the Company's Form 10-K for its fiscal year ended
                         June 30, 1995; incorporated herein by reference).+

               10.25 Lease dated October 27, 1989, of the premises at 171 Covington Drive, Bloomington, Illinois, with First Amendment to Lease dated June 30, 1990, and Second Amendment to Lease dated June 30, 1994. (Exhibit to the Company Form 10-K/A for its fiscal year ended June 30, 1995; incorporated herein by reference).

               10.26 Lease dated February 24, 1992, of the premises at 855 Mission Court, Fremont, California. (Exhibit to the Company Form 10-K/A for its fiscal year ended June 30, 1995; incorporated herein by reference).

               11        Computation of Per Share Earnings.+

               13 Annual Report to Stockholders (pages incorporated by reference).+

               21        List of Subsidiaries.+

               23        Consent of Ernst & Young LLP, Independent
                         Auditors.+

               24        Powers of Attorney.+

               27        Financial Data Schedule.+

          ________________________

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

     Dated:  March 19, 1997             CALIFORNIA MICROWAVE, INC.


                                        By   /s/ Gilbert F. Johnson
                                             _____________________________
                                             Gilbert F. Johnson, President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     /s/ Gilbert F. Johnson           President                   March 19, 1997
     ______________________________   (principal executive officer)
     GILBERT F. JOHNSON


     /s/ George L. Spillane           Chief Financial Officer     March 19, 1997
     ______________________________   (principal financial and
     GEORGE L. SPILLANE               accounting officer)


     /s/ David B. Leeson*             Director                    March 19, 1997
     ______________________________
     DAVID B. LEESON


     /s/ Arthur H. Hausman*           Director                    March 19, 1997
     ______________________________
     ARTHUR H. HAUSMAN


     /s/ Edward E. David, Jr.*        Director                    March 19, 1997
     ______________________________
     EDWARD E. DAVID, JR.


     /s/ Alfred M. Gray*              Director                    March 19, 1997
     ______________________________
     ALFRED M. GRAY


     /s/ J.J. Adorjan*                Director                    March 19, 1997
     ______________________________
     J.J. ADORJAN

     ______________________________   Director                    March __, 1997
     WILLIAM B. MARX, JR.

     ______________________________   Director                    March __, 1997
     TERRY S. WARD

     ______________________________   Director                    March __, 1997
     FREDERICK W. WHITRIDGE, JR.


     *By  /s/ George L. Spillane
          _________________________
          GEORGE L. SPILLANE
          Attorney-in-Fact