Form 10-Q
period 1997-03-31
CALIFORNIA MICROWAVE INC
filed 1997-05-15
CIK 16357

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------


(Mark One)
[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-7428

                           CALIFORNIA MICROWAVE, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                94-1668412
--------                                                ----------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation)

555 TWIN DOLPHIN DRIVE, REDWOOD CITY, CALIFORNIA           94065
------------------------------------------------           -----
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (415) 596-9000
                                                         --------------

--------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X    NO
                               -----     -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes                           Outstanding at April 30, 1997
---------------------------                 -----------------------------
Common Stock $.10 Par Value                           16,390,634

                          Part I. Financial Information

Item 1.  Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                    Three Months Ended                Nine Months Ended
                                                          March 31                        March 31
                                                 -------------------------       -------------------------
                                                   1997            1996            1997           1996
                                                   ----            ----            ----           ----
Sales                                            $  92,857       $ 100,073       $ 313,638       $ 332,125
Cost of products sold                               65,729          70,377         267,830         233,526
                                                 ---------       ---------       ---------       ---------
Gross margin                                        27,128          29,696          45,808          98,599
                                                 ---------       ---------       ---------       ---------
Expenses:
Research and development                             7,523           7,707          23,279          22,405
Marketing and administration                        18,713          18,438          61,189          55,731
Amortization of intangible assets                      645             547           1,725           1,641
Restructure charges                                  7,780              --           7,780              --
                                                 ---------       ---------       ---------       ---------
     Total expenses                                 34,661          26,692          93,973          79,777
                                                 ---------       ---------       ---------       ---------
Operating income (loss)                             (7,533)          3,004         (48,165)         18,822
Interest expense                                    (1,431)           (981)         (4,321)         (3,147)
Interest income                                          3              45              82              74
Gain on sale of subsidiary                              --              --           2,744              --
                                                 ---------       ---------       ---------       ---------
Income (loss) before income taxes                   (8,961)          2,068         (49,660)         15,749
Provision for (benefit from) income taxes           (2,957)            743         (16,388)          5,669
                                                 ---------       ---------       ---------       ---------
Net income (loss)                                $  (6,004)      $   1,325       $( 33,272)     $  10,080
                                                 =========       =========       =========       =========
Net income (loss) per share:
Primary                                          $    (.37)      $     .08       $   (2.06)      $     .62
                                                 =========       =========       =========       =========
Fully diluted                                           --       $     .08              --       $     .62
                                                                 =========                       =========

Average shares and equivalents outstanding:
Primary                                             16,273          16,148          16,184          16,203
Fully diluted                                           --          18,397              --          18,433


See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             (Unaudited, See Note A)

                                                      March 31         June 30
                                                        1997            1996
                                                      ---------       ---------
Assets
Current assets:
       Cash and cash equivalents                      $   1,634       $   4,560
       Short-term investments                             1,795           1,504
       Accounts receivable                               85,797         108,278
       Inventories                                       93,667         103,456
       Deferred tax assets                               23,311          10,387
       Prepaid expenses                                   1,968           2,314
                                                      ---------       ---------
                Total current assets                    208,172         230,499
                                                      ---------       ---------
Net property, plant and equipment                        45,506          48,762
Deferred tax assets                                       3,361           1,973
Intangible and other assets                              51,929          57,106
                                                      ---------       ---------
                                                      $ 308,968       $ 338,340
                                                      =========       =========

Liabilities and Stockholders' Equity
Current liabilities:
       Notes payable                                  $  11,500       $      --
       Current portion of long-term debt                    331             525
       Accounts payable                                  31,385          46,566
       Accrued income taxes                                 723           3,406
       Other accrued liabilities                         50,758          38,750
                                                      ---------       ---------
                Total current liabilities                94,697          89,247
                                                      ---------       ---------
Long-term liabilities                                    74,174          79,233

Stockholders' equity:
       Common stock                                       1,630           1,603
       Capital in excess of par value                    92,010          88,788
       Retained earnings                                 47,071          80,343
       Unamortized restricted stock plan expense           (482)           (722)
       Cumulative translation adjustment                   (132)           (152)
                                                      ---------       ---------
                Total stockholders' equity              140,097         169,860
                                                      ---------       ---------
                                                      $ 308,968       $ 338,340
                                                      =========       =========

A- The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                Nine Months Ended
                                                                     March 31
                                                             -----------------------
                                                               1997           1996
                                                               ----           ----
Operating activities:
Net income (loss)                                            $(33,272)      $ 10,080
Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                           11,300          9,396
       Amortization of intangible assets                        1,725          1,641
       Non-cash portion of restructuring charges                1,160             --
       Amortization of debt issuance costs                        200            157
       Deferred tax assets                                    (16,388)            --
Net effect of changes in:
       Accounts receivable                                     24,758          4,940
       Inventories                                              9,789         (4,789)
       Prepaid expenses                                           346           (499)
       Accounts payable                                       (15,181)         3,351
       Accrued income taxes                                      (607)         3,593
       Other accrued liabilities                               17,364        (17,495)
                                                             --------       --------
Net cash provided by (used in) operating activities             1,194         10,375
                                                             --------       --------

Investing activities:
       Capital expenditures                                    (9,309)       (14,776)
       Other                                                    1,049           (722)
                                                             --------       --------
Net cash provided by (used in) investing activities            (8,260)       (15,498)
                                                             --------       --------

Financing activities:
       Proceeds from (payments on) long-term debt                (109)           (17)
       Proceeds from issuance of common stock                   3,249          3,459
       Proceeds from bank credit facilities                     1,000          1,200
                                                             --------       --------
Net cash provided by (used in) financing activities             4,140          4,642
                                                             --------       --------
Net increase (decrease) in cash and cash equivalents           (2,926)          (481)
Cash and cash equivalents at beginning of year                  4,560          1,983
                                                             --------       --------
Cash and cash equivalents at end of period                   $  1,634       $  1,502
                                                             ========       ========

Cash paid during the period for:
       Interest                                              $  3,654       $  2,059
       Income taxes                                               593          1,865


See accompanying notes.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 -          Basis of Presentation
                  ---------------------
                  The financial information at March 31, 1997, and for the three and nine-month periods ended March 31, 1997 and 1996, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc. believes are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1996 included in the California Microwave, Inc. 1996 Annual Report to Stockholders.

                  In February 1997, The Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share in those periods in which the Company has net income. The impact on primary earnings per share for the quarter ended March 31, 1996 was not significant. The impact of Statement 128 on fully diluted earnings per share is also not significant.

Note 2 -          Restructuring and other charges
                  -------------------------------
                  As a result of continued disappointing operating performance by the Microwave Network Systems (MNS) division and the Satellite Transmission Systems (STS) division, the Company performed a comprehensive review of these and certain other of the Company's operations during December 1996 and January 1997, including a review of inventory levels, product development and migration plans, and facility and personnel needs. It was determined that MNS will focus on products that have potentially higher margins and STS will focus on selected strategic customers and network opportunities that utilize the Company's products. This resulted in the write-off of certain inventories, the restructuring of MNS and STS operations, and the recording of charges relating to warranty and contract issues that arose at MNS and STS during the second quarter. Inventory, warranty and contract, and other charges of approximately $39 million were reflected in the results of operations for the second quarter. Restructuring charges of approximately $8 million are reflected in the results of operations in the third quarter. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

Note 3 -          Contingent Liabilities
                  ----------------------
                  On November 9, 1995, and December 12, 1995, two putative class action lawsuits were filed in the United States District Court for the Northern District of California. The plaintiffs in these two cases, which have been consolidated, purport to represent a class of all persons who purchased common stock of the Company between September 6, 1994, and June 29, 1995 (the class period). Named as defendants are the Company and certain of its former executive officers. The Complaints allege that defendants violated various federal securities laws through material misrepresentations and omissions during the class period. Defendants filed motions to dismiss the complaints, which the court granted on April 19, 1996, with leave to amend. Plaintiffs filed an amended consolidated complaint and in August 1996 defendants filed a motion to dismiss that complaint. On November 1, 1996, the motion to dismiss was denied. Although the ultimate outcome of these proceedings cannot be determined, the Company believes that it has meritorious defenses to the claims alleged in these lawsuits and intends to defend the actions vigorously.

                  The Company is subject to other legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

Note 4 -          Inventories
                  -----------

                                            (in thousands)
                                        March 31       June 30
                                          1997          1996
                                        --------      ---------
Projects in process                     $ 28,829      $ 23,948
Less progress billings                     4,874        11,750
                                        --------      --------
                                          23,955        12,198
Work-in-process and finished goods        36,161        43,161
Raw materials and parts                   33,551        48,097
                                        --------      --------
                                        $ 93,667      $103,456
                                        ========      ========

Note 5 -          Unbilled Accounts Receivable
                  ----------------------------
                  Included in accounts receivable at March 31, 1997 and June 30, 1996 are approximately $4.7 million and $7.5 million, respectively, of unbilled receivables resulting from provisions contained in certain export contracts.

                  The remaining unbilled receivables at March 31, 1997 are expected to be billed and collected within one year.

Note 6 -          Stockholders' Equity
                  --------------------
                  The change in capital in excess of par value for the nine months ended March 31, 1997 consists principally of common stock issuances and tax benefit of options exercised.

Note 7-           Reclassifications
                  -----------------
                  Certain fiscal year 1996 amounts have been reclassified to conform to the fiscal 1997 presentation.

Note 8 -          Income Taxes
                  ------------
                  At March 31, 1997, the Company had a cumulative net deferred tax asset of $26.6 million that will be available to reduce payments on future tax liabilities. Management of the Company believes it is more likely than not that the asset will be realized through refunds of previously paid income taxes, future profitable operations, and tax planning strategies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made below and elsewhere in this Form 10-Q that are not historical facts, including any statements about expectations for fiscal year 1997 and beyond, involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, estimates and expectations include, but are not limited to, delays in the receipt of orders or in the shipment of products, delays in implementing the Company's restructuring plan, delays in transitioning from older to newer products, and other factors referred to under "Information Regarding Forward Looking Statements" in the Company's Form 10-K Annual Report for its fiscal year ended June 30, 1996, and in the Company's Consolidated Financial Statements and Notes to Financial Statements contained in its 1996 Annual Report to Stockholders. The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated (i) certain income and expense items expressed as a percentage of the Company's total sales and (ii) the percentage change of such items for the three and nine months ended March 31, 1997 compared to the three and nine months ended March 31, 1996. See Condensed Consolidated Statements of Operations.

                                                                                            Period to Period
                                                     Percent of Sales                     Increase (Decrease)
                                                     ----------------                     -------------------

                                           Three Months           Nine Months       Three Months       Nine Months
                                               Ended                 Ended              Ended             Ended
                                             March 31              March 31           March 31          March 31
                                             --------              --------           --------          --------
                                           1997     1996        1997     1996       1997 vs 1996       1997 vs 1996
                                           ----     ----        ----     ----       ------------       ------------
Sales                                      100.0%   100.0%      100.0%   100.0%        (7.2)%             (5.6)%
Gross margin                                29.2     29.7        14.6     29.7         (8.6)             (53.5)
Research and development expenses            8.1      7.7         7.4      6.7         (2.4)               3.9
Marketing and administration expenses       20.1     18.4        19.5     16.8          1.5                9.8
Amortization of intangible assets            0.7      0.6         0.6      0.5         17.9                5.1
Restructure charges                          8.4                  2.5                    NM                 NM
Operating income (loss)                     (8.1)     3.0       (15.4)     5.7           NM                 NM
Interest (expense) net                      (1.5)    (0.9)       (1.4)    (1.0)        52.6               37.9
Income (loss) before income taxes           (9.6)     2.1       (15.8)     4.7           NM                 NM
Net income (loss)                           (6.5)     1.3       (10.6)     3.0           NM                 NM

The following table sets forth sales by product class and by market sector for the three and nine months ended March 31, 1997 and 1996 (in thousands):

                                                   Sales
                                                   -----

                                   Three Months                Nine Months
                                       Ended                      Ended
                                     March 31                   March 31
                                     --------                   --------
                                1997          1996          1997          1996
                                ----          ----          ----          ----
Satellite Communications      $ 26,395      $ 39,819      $103,510      $152,381
Wireless                        43,058        40,066       138,002       123,787
Intelligence and other          23,404        20,188        72,126        55,957
                              --------      --------      --------      --------
                              $ 92,857      $100,073      $313,638      $332,125
                              ========      ========      ========      ========

International                 $ 39,009      $ 44,624      $139,675      $167,284
U.S. Commercial                 28,405        28,910        93,244        90,781
U.S. Government                 25,443        26,539        80,719        74,060
                              --------      --------      --------      --------
                              $ 92,857      $100,073      $313,638      $332,125
                              ========      ========      ========      ========

OVERVIEW

       As a result of continued disappointing operating performance by the Microwave Network Systems (MNS) division and the Satellite Transmission Systems
(STS) division, management of the Company performed a comprehensive review of these and certain other of the Company's operations during December 1996 and January 1997. MNS represents the merged operations of TeleSciences Transmission Systems (TTS), acquired in October 1993, Microwave Networks Incorporated, acquired in May 1995, and certain operations of Microwave Radio Corporation, acquired in April 1992. This comprehensive review included a review of inventory levels, product development and migration plans, facility and personnel needs, and other matters. As a result of this review, it was determined that MNS will focus on a smaller number of potentially higher-margin products, including several recently introduced products, and STS will focus on selected strategic customers and networking opportunities that utilize the Company's products. As a result of this product strategy, the operations of MNS are in the process of being reorganized into two divisions, one focused on the international cellular market and the other focused on the domestic Personal Communications Services (PCS) relocation market. MNS will immediately discontinue the sale of certain products and will phase-out other products over the next 6 to 18 months. STS will also eliminate certain products and will transfer others to the Company's EFData subsidiary (EFD). Accordingly, management determined that certain quantities of inventory on-hand or subject to firm purchase commitments at MNS and STS, and to a lesser extent at certain other divisions, were in excess of reforecasted demand. As a result of such review, including the decision to discontinue or phase-out certain products, the Company recorded a provision of $31.2 million during the quarter ended December 31, 1996, to write-down certain inventories to their estimated net realizable value.

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

       Primarily as a result of the above, during the quarter ended December 31, 1996, the Company recorded $38.0 million to cost of products sold and $1.3 million to marketing and administration expense for the write-down of inventories to amounts expected to be realized, the recognition of unusual warranty and contract costs, and other expenses. Only approximately $7.0 million of the total of $39.3 million will result in future cash outlays. The comprehensive review of operations also resulted in the decision to reduce future operating expenses through the closure of certain facilities at MNS and the termination of approximately 175 employees at MNS and STS. The Company recognized approximately $7.8 million of restructuring charges, of which $6.9 million relates to facility closures and the remainder to severance charges. As required by generally accepted accounting principles, these restructuring charges were recorded in the quarter ended March 31, 1997. The Company also expects aggregate costs of approximately $1 million for the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998 for retention and relocation costs for certain employees and other expenses to be incurred in connection with the restructuring. These costs will be included in marketing and administration expense and research and development expense in those periods. Relocation expenses incurred during the quarter ended March 31, 1997, were approximately $800,000.

       As a part of the review process, and in accordance with its accounting policies, the Company reviewed the $10 million carrying value of intangible assets associated with the acquisition of TTS. The Company concluded that the asset will be realized through the on-going domestic operations of MNS. However, the remaining period over which this asset will be realized has been shortened to 13 years from 26 years.

       In June 1995, the Company recorded restructuring charges of approximately $20.9 million and other charges of approximately $15.5 million, for a total of approximately $36.4 million in connection with a program to reduce costs and improve operating efficiencies. Through March 31, 1997, asset writedowns and payments in connection with the 1995 charges totaled approximately $33.5 million leaving approximately $2.9 million to be paid.

RESULTS OF OPERATIONS

       Sales   Sales were $92.9 million and $100.1 million for the three months ended March 31, 1997 and 1996, respectively, representing a decrease of 7%. Wireless product sales and intelligence systems and other sales increased 8% and 16%, respectively, while satellite communication sales decreased 34%.

The decrease in satellite communications sales was principally due to continued delays in completing the financing of certain large satellite earth station projects and the decrease in sales for a telecommunications project in Saudi Arabia as this project was substantially completed in fiscal 1996 and has not been replaced by similar projects in fiscal 1997. The Company expects that satellite communication sales for the fourth quarter will be below satellite communication sales recorded in the fourth quarter of fiscal 1996.

       U.S. commercial sales, sales to the U.S. government and international sales for the three months ended March 31, 1997 decreased 2%, 4% and 13%, respectively, when compared to the third quarter of fiscal 1996. Products represented 69% of sales in the third quarter of 1997 compared to 63% in the third quarter of 1996, with the balance represented by system sales.

       Sales were $313.6 million and $332.1 million for the nine months ended March 31, 1997 and 1996, respectively, representing a decrease of 6%. Wireless sales and intelligence systems and other sales increased 12% and 29%, respectively, substantially offsetting a 32% decrease in satellite communications sales. U.S. commercial sales and sales to the U.S. government increased 3% and 9%, respectively, while international sales decreased 17%. Satellite communications and international sales declined because the Saudi Arabia project was not replaced.

       Gross Margin   Gross margin was $27.1 million and $29.7 million for the
three months ended March 31, 1997 and 1996, respectively. Gross margin as a percentage of total sales was 29.2% and 29.7%, respectively, for such periods. Continued competitive pricing, particularly at EFData, continues to limit increases in gross margins on product sales.

       Gross margin was $45.8 million and $98.6 million for the nine months ended March 31, 1997 and 1996, respectively, representing a decrease of 54%. Gross margin as a percentage of sales was 26.7% (excluding the second quarter charges discussed in the overview above) and 29.7% for such periods, respectively.

       Research and Development   Research and development expenses were $7.5
million and $7.7 million for the three months ended March 31, 1997 and 1996, respectively, representing a decrease of 2%. Research and development expenses as a percentage of total sales were 8.1% and 7.7% for such periods, respectively. The Company continues to focus its research and development efforts primarily on the development of new satellite networking products and networking software and wireless products.

       Research and development expenses were $23.3 million and $22.4 million for the nine months ended March 31, 1997 and 1996, respectively, representing an increase of 4%. Research and development expenses as a percentage of total sales were 7.4% and 6.7% for such periods, respectively.

       Marketing and Administration   Marketing and administration expenses were
$18.7 million and $18.4 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 2%. Marketing and administration expenses as a percentage of total sales were 20.1% and 18.4% for such periods, respectively.

       Marketing and administration expenses were $61.2 million and $55.7 million for the nine months ended March 31, 1997 and 1996 respectively, representing an increase of 10%. Marketing and administration expenses as a percentage of total sales were 19.5% and 16.8% for such periods, respectively. Included in marketing and administration expenses for the quarter ended December 31, 1996, is approximately $1.3 million of severance charges for the Company's former chief executive officer.

       Amortization of Intangible Assets   Amortization expenses associated with
intangible assets increased by approximately $100,000 during the three months and nine months ended March 31, 1997. This increase is due to the change in the remaining amortization period for the TTS intangible assets of approximately $10 million from 26 years to 13 years.

       Restructure Charges   The Company recorded $7.8 million of restructuring
charges in the third quarter of fiscal 1997. The amount consists of $800,000 for employee severance, of which $334,000 was paid during the third quarter, and the balance of $7.0 million relates to facility closures and is expected to be incurred over the next 5 years.

       Interest Expense, Net   Net interest expense was $1.4 million and $0.9
million for the three months ended March 31, 1997 and 1996, respectively, representing a increase of 53%. Net interest expense was $4.2 million and $3.1 million for the nine months ended March 31, 1997 and 1996, respectively, representing a 38% increase. The increase in net interest expense reflects the need for the Company to borrow against its credit lines to fund operations and capital expenditures.

       Gain on Sale of Subsidiary   During the second quarter of fiscal 1996,
the Company recognized a $2.7 million gain from the sale of its Digital Radio Technology subsidiary.

       Provision for (Benefit from) Income Taxes   The provision for (benefit
from) income taxes was ($3.0) million and $0.7 million for the three months ended March 31, 1997 and 1996, respectively, and ($16.4) million and $5.7 million for the nine months ended March 31, 1997 and 1996 respectively. The effective tax rate benefit of 33% for fiscal 1997 represents the federal statutory rate of 35% reduced for the effect of non-deductible amortization of goodwill (for tax purposes).

       At March 31, 1996, the Company had a cumulative net deferred tax asset of $26.6 million that will be available to reduce payments on future tax liabilities. Management of the Company believes it is more likely than not that the asset will be realized through refunds of previously paid income taxes, future profitable operations, and tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1997, the Company had working capital of $113.5 million, including $1.6 million of cash and cash equivalents, compared with working capital of $141.3 million, including cash and cash equivalents of $4.6 million, at June 30, 1996.

       During the first nine months of fiscal 1997, cash and cash equivalents were provided by operations (after adjusting the operating loss for depreciation and amortization and charges discussed in the overview) and decreases in accounts receivable, offset by reductions of accounts payable. Cash and cash equivalents were used to pay year-end accrued liabilities, including payments under incentive agreements and employee benefit plans and certain restructuring payments. The net result was cash and cash equivalents provided by operations of $1.2 million. During the first nine months of fiscal 1996, cash and cash equivalents were provided by operating income (including depreciation and amortization ) and decreases in inventories, and were used to fund an increase in accounts receivable and to reduce accounts payable and to pay year-end accrued liabilities. The net result was cash and cash equivalents provided by operating activities of $10.4 million.

       The Company's investing activities during the first nine months of fiscal 1997 included capital expenditures of $9.3 million. Total cash used for investing activities was $8.3 million. Net cash used for investing activities during the first nine months of fiscal 1996 was $15.5 million, which included $14.8 million of capital expenditures.

       During the first nine months of fiscal 1997, cash and cash equivalents of $4.1 million were provided by financing activities, including borrowings of $1 million under the Company's credit lines and sales of $3.2 million of common stock to employees under on-going stock option and purchase plans. During the first nine months of 1996, the Company sold $3.5 million of common stock to its employees.

       The above activity resulted in a net decrease in cash and cash equivalents of $2.9 million for the first nine months of fiscal 1997 compared to a net decrease in cash and cash equivalents of $0.5 million for the first nine months of fiscal 1996.

     In December 1996, the Company amended its principal credit facility. The facility was reduced to $30 million and is secured by the Company's current assets. The amended facility expires March 1998. As of March 31, 1997, there were $11.5 million of borrowings and $5.0 million of standby letters of credit outstanding under this facility, leaving $13.5 million of available credit. At March 31, 1997, the Company was not in compliance with certain covenants of its debt agreements. The lenders have waived such non-compliance and amended such covenants as necessary to bring the Company into compliance at March 31, 1997. In May, the Company expects to replace this credit facility with a new 3 year credit facility with availability based upon an accounts receivable formula. This new facility will be secured by current and intangible assets and will require .25% annual commitment fees. Interest rates for borrowings will not exceed the bank's reference rate plus 0.5%.

       The Company has sold certain qualified export receivables to a bank, these receivables are insured for 95% of their value and the remaining uninsured 5% is with full recourse to CMI. At March 31, 1997, the outstanding balances of sold and uncollected receivable balances approximated $12.0 million.

       The Company believes that its current cash position, funds generated from operations and funds available from its credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for at least the next 12 months.

OTHER FINANCIAL INFORMATION

       Bookings   Orders booked were $115.7 million and $90.4 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 28%. Bookings increased in all product areas when compared to the third quarter of fiscal 1996. Intelligence systems bookings increased by 157% to $31.9 million and represent 27% of total bookings, wireless increased by 8% to 38% of total bookings and satellite communications by 7% to 35% of total bookings.

       Backlog   Backlog was $181.8 million and $206.0 million at March 31, 1997 and 1996, respectively, representing a decrease of 12%. Substantially all of the March 31, 1997 backlog is expected to be delivered within twelve months.

                           Part II - Other Information


Item 1.-5.    Inapplicable

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 10.25 - First amended and restated credit agreement, dated December 31, 1996, between California Microwave, Inc. and Bank of America National Trust Savings Association

              (b)  Exhibit 11 - Statement re computation of per share earnings.

              (c)  Reports on Form 8-K.
                   January 14, 1997 reporting under Item 5. - Other Events. February 12, 1997 reporting under Item 5. - Other Events March 19, 1997 reporting under Item 5. - Other Events

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA MICROWAVE, INC.




May 12, 1997                             BY     /s/   Gilbert F. Johnson
------------                                    ---------------------------
Date                                            Gilbert F. Johnson
                                                President



May 12, 1997                             BY     /s/   George L. Spillane
------------                                    ---------------------------
Date                                            George L. Spillane
                                                Vice President
                                                Chief Financial Officer