Form 10-K405
period 1997-06-30
CALIFORNIA MICROWAVE INC
filed 1997-09-26
CIK 16357

--------------------------------------------------------------------------------


                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD _______________ TO _______________.

                         COMMISSION FILE NUMBER 0-07428

                           CALIFORNIA MICROWAVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                          ---------------------------

          DELAWARE                                         94-1668412
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

             555 TWIN DOLPHIN DRIVE, REDWOOD CITY, CALIFORNIA 94065
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (650) 596-9000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $278,383,685 as of September 8, 1997.

         Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: On September 8, 1997, there were 16,496,811 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Stockholders for fiscal year ended June 30, 1997. (Part II of Form 10-K)

(2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the registrant's 1997 Annual Meeting of Stockholders. (Part III of Form 10-K)

================================================================================

ITEM 1.  BUSINESS


GENERAL

         California Microwave, Inc. (the "Company") designs, manufactures and markets sophisticated systems, products and services used worldwide in satellite and wireless communications for the transmission of data, video and voice. The Company applies its expertise in microwave radio and digital signal processing technologies to: satellite ground equipment, microwave radios for wireless communications, and information collection and communications systems. Users of the Company's products and services include private networks, broadcast and cable television operators, utilities and other major corporations, and municipal, state and national governments.

         During the second and third quarters of fiscal 1997, the Company recorded operating reserves of approximately $39.3 million and restructuring reserves of $7.8 million. These charges were principally a result of a comprehensive review of the Microwave Networks Division ("MN") and the Satellite Transmission System Division ("STS") and their disappointing operating performance during 1997. This review included an evaluation of inventory, product development and migration plans, utilization of facilities, head count requirements and other matters.

         STS is a turnkey supplier of satellite communications earth stations and networks and provides systems engineering and integration capabilities. Microwave Networks is a combination of Microwave Networks, Inc. (MNI) acquired in May 1995, TeleSciences Transmission Systems, Inc. (TTS) acquired in October 1993 and the digital radio product line of Microwave Radio Corporation, acquired in April 1992. MN designs and manufactures microwave radio systems for cellular, personal communication services and public and private communications networks. In June 1997, the Company announced its plans to divest MN and STS and the financial statements of the Company have been restated to reflect the accounts of MN and STS as discontinued operations. For financial information relating to the discontinued operations, see the selected financial data, management's discussion and analysis of financial condition and results of operations and financial statements incorporated by reference in Items 6, 7 and 8 of this Report.

         The six business units that constitute the continuing operations of the Company--EFData, Microwave Data Systems, Microwave Radio Communications, Airborne Systems Integration Division, Government Electronics Division and Services Division--participate in point-to-point and point-to-multipoint data transmission markets. Products and systems sold by the continuing businesses include satellite communications products and up-link services, terrestrial video and data radio products and information collection, analysis and communication systems.

         For its fiscal year ended June 30, 1997, the Company had income from continuing operations of $2.6 million and losses (net of tax) from its discontinued operations of $59.3 million. Included in the discontinued operations results were $14.4 million (net of tax) and $8.4 million (net of tax), respectively, for the write-off of the unamortized balance of goodwill on the books of the discontinued operations and for the estimated losses, fees and expenses associated with the divestiture process.

         The description of the business of the Company that follows in this Form 10-K Annual Report will be confined to a description of the Company's continuing operations.

         On July 17, 1997, the Company announced that its Board of Directors had appointed Frederick D. Lawrence to the position of Chairman of the Board, Chief Executive Officer and President.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides companies with a "safe harbor" when making forward looking statements. Statements of the Company that are not historical facts, including statements about management's expectations for fiscal year 1998 and beyond, are forward looking statements and involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

         (a) The timing of receipt of significant orders and of deliveries of new and existing products and systems;

         (b) The time it takes to successfully execute the Company's divestiture plans; and the amount of net proceeds from the sale of the divested business units.

         (c) Fluctuating market demand, price competition and new product introductions by competitors and the ability to develop and introduce competitive products and bring them to market in a timely manner;

         (d)     Cost overruns and contract terminations or adjustments;

         (e) With regard to international sales, fluctuations in foreign currency exchange rates, the availability of suitable export financing, political instability and the ability to retain stable and experienced in-country partners to provide sales and support services;

         (f) The availability of quality components and subsystems used by the Company in its products and the dependence upon subcontractors to manufacture and deliver certain items in a timely and satisfactory manner;

         (g) The limitation on the ability to reduce inventory and expenses if forecasts and demand are not realized;

         (h) The risk of nonpayment of accounts receivable arising out of customer dissatisfaction or insolvency;

         (i) The reliance of certain of the Company's operations upon major orders from a small number of customers; and

         (j)     Changes in industry or general economic conditions.


TELECOMMUNICATIONS INDUSTRY OVERVIEW

         Telecommunications Market. The demand for improved telecommunications is increasing worldwide as emerging economies seek to modernize, and as increasingly information intensive developed countries introduce new telecommunications services. The telecommunications industry has expanded rapidly during the last decade, principally due to technological advances and regulatory changes in the United States and internationally. Advances in technology have lowered per-unit communications costs, increased product reliability, and encouraged a proliferation of new and enhanced communications products and services. Regulatory initiatives such as the breakup of the Bell system, the assignment of radio frequency spectrum for cellular telephone services and the transition from analog to digital television have enhanced competition, permitted the opening of new markets and provided incentives for the development of new products.

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

         Rarely is a complete communications system based solely on one of these media. Transmission is normally routed through a combination of media, each employed where it fits most cost-effectively within the communications network. For example, a microwave radio studio-to- transmitter link used by a television broadcaster may connect to a satellite system used to distribute programs domestically and overseas. In addition, the various media provide routing alternatives for the other media, as in the case of satellite backup facilities for undersea fiber optic cables.

STRATEGY

         California Microwave's strategy is to apply its expertise in microwave technologies to systems and products for the satellite communications, radio and information collection and communications markets. The Company works closely with existing and potential customers to specify and develop new products and product enhancements that have long-term growth potential. The Company considers its ability to create and maintain long-term customer relationships an important component of its overall strategy in each of its markets.

         California Microwave's mission is to provide radio-based bandwidth solutions to send and receive complex data, through the design and manufacture of capital equipment products for public and private communications systems. The Company has concentrated its efforts on sales of products and services for communications infrastructure rather than on consumer terminals and equipment.

         Under the leadership of the Company's newly hired chief executive officer, the executive team is beginning to formulate a new, integrated, long-term strategy, which will take advantage of the Company's existing strong market positions and current and next-generation technologies. It is expected that this effort will be completed before the end of fiscal 1998. This strategy will include the following key elements:

         Global Information Technology Bandwidth Requirements. The Company believes that the wireless telecommunications market offers numerous opportunities for profitable growth because of the growing need for increasing bandwidth, or carrying capacity, for digital data--a need that corresponds well with the unique qualities of radio. In particular, continuous improvements in computing technology create increasingly sophisticated bandwidth requirements for moving data around the world in ways that align well with the Company's radio technology products and services. For instance, telecommunications infrastructure requires increasing and ever more complex data types-such as audio, video and graphics files-for computer users. "Burst transactions," such as point-of-sale or ATM activities, create peaks of data-transmission activity that are well suited for multiple address satellite and terrestrial radio systems. "Asymmetrical" and one-way data movement, common in Internet usage, create patterns that take advantage of radio's bandwidth-on-demand capabilities. The Company's present position as a radio-based bandwidth solutions provider is solid, and the Company anticipates strong long-term market need for both existing and new radio-based bandwidth solutions in the future. Those solutions will address Internet usage, digital TV, remote data collection, new mobile air, sea, and terrestrial systems, as well as a host of commercial data transmission applications for financial networks and inventory management systems.

         Market Leaders. The Company's six continuing divisions concentrate on satellite communications, information collection and communications, and radio products. In each category, the Company holds a leading market share, meeting customers' special needs with application-specific products. These market positions provide a strong base from which to grow and improve profitability. The Company expects that each division can deepen and broaden the niches they are serving.

         Value-Focused Operations. The Company is currently implementing near-term managerial and operational adjustments to strengthen financial performance. The internal focus includes the following operational issues: shortening the product development cycle; eliminating redundant products with low customer demand; completing fault-tolerant software applications; reducing inventories; and filling market needs adjacent to current niches. These issues are all part of developing internal processes that will result in high customer satisfaction.

         Integrated Independence. California Microwave's divisions have, historically, been highly decentralized. This organizational structure has allowed each division to be responsive to particular markets and customers.
Each division typically maintains its own sales, marketing, product development and manufacturing functions. The Company is shifting from that model to one of "integrated independence," where the divisions will have more strategic value to one another, sharing critical resources and cooperatively pursuing common markets. Each of the division presidents now reports directly to the chief executive officer and is part of the corporate executive team. The executive team will constantly examine a multitude of cross-divisional opportunities relating to sales, joint product development and operational improvements. The team is also at work on the long-term, integrated California Microwave strategy.

         International Expansion. The Company's products are marketed on a worldwide basis. International sales represented approximately 29% of total sales in the fiscal year ended June 30, 1997. The Company believes that a majority of its sales growth in future years will come from the international sector due to communications infrastructure requirements in developing countries and the growing worldwide need for radio-based bandwidth solutions.

         Leveraging Divisional Technology. The Company's products employ both analog and digital applications of radio frequency technologies, enhanced by digital signal processing and appropriate networking software. A key objective of the executive team is to leverage, on a company-wide basis, divisional technology and management strengths to address large emerging market opportunities, especially in Asia and Latin America. There will also be increased emphasis on ad hoc interdivisional team collaboration to resolve technical issues in order to get products to market faster.

         Products and Markets.  The Company's sales are summarized below:

                                                                                            Fiscal Year Ended June 30,
                                                                                          1997        1996      1995
                                                                                        --------   --------   --------
                                                                                             (dollars in millions)
            Sales by Product Class:
                 Satellite communications .........................................     $   85.7   $   91.5   $   79.8
                 Radio products ...................................................         76.9       69.8       70.8
                 Information collection and communications ........................         91.6       78.7       65.8
                                                                                        ------------------------------
                     Total ........................................................     $  254.2   $  240.0   $  216.4
                                                                                        ==============================

            Sales by Market Sector:
                 International ....................................................     $   72.9   $   72.7   $   59.4
                 U.S. commercial ..................................................         75.6       72.2       65.5
                 U.S. government ..................................................        105.7       95.1       91.5
                                                                                        ------------------------------
                     Total ........................................................     $  254.2   $  240.0   $  216.4
                                                                                        ==============================



SATELLITE COMMUNICATIONS

         California Microwave is a leader in the design of satellite earth station products, such as modems and frequency converters, which are incorporated into earth stations. The Company's line of digital and analog earth station equipment provides point-to-point and point-to-multipoint transmission of voice, data, facsimile and video.

         Satellite Earth Station Products. Through its EFData division, California Microwave manufactures a broad line of electronic products used in earth stations. The products are sold to earth station suppliers and to operators of communication networks to upgrade existing earth stations. EFData is a leading producer of high speed (up to 155 million bits per second) digital modems, RF transceivers and frequency converters used in satellite communications networks. Since 1988, EFData has delivered more than 50,000 satellite modems, RF transceivers and frequency converters for use in INTELSAT systems, satellite backup facilities for undersea fiber optic cable, digital video and for many private network applications. EFData also manufactures a completely self-contained earth station electronics package for low-cost rural and infrastructure networks.

         Satellite Teleport Services. The Company, through its Services division, provides both data broadcast and interactive data, video, fax, voice and internet access services to corporations and government agencies worldwide. Services division also provides satellite ground equipment to teleport customers.

         Turnkey Satellite Earth Stations. The Company, through its Government Communications Systems operation, manufactures, integrates and installs mobile, portable and fixed satellite transmit/receive earth stations for U.S. government applications worldwide.

                 The Company's principal satellite communications products are summarized in the following table:

------------------------------------------------------------------------------------------------------------------
                                              SATELLITE COMMUNICATIONS
------------------------------------------------------------------------------------------------------------------
                                                              TYPICAL                 SELECTED CUSTOMERS
       PRODUCTS                   APPLICATION               PRICE RANGE                  OR END USERS
------------------------------------------------------------------------------------------------------------------
  C and Ku-band         C- and Ku-band RF terminals in          $10,000    Hughes Network Systems, MCI, Globecomm,
  Transceivers          power levels up to 400 watts for    to $100,000    IDB Communications, Impsat, Embratel,
                        antenna-mounted applications                       U.S. Government, governments of India
                                                                           and China
------------------------------------------------------------------------------------------------------------------
  High Speed Modems     For connecting telecommunication         $5,000    AT&T, GTE, MCI, Sprint, British
  4.8Kbps to 155Mbps    lines to international satellite     to $80,000    Telecom, PBS, CBS, Impsat SA, and
                        networks; optical fiber backup;                    Embratel
                        broadband data; digital video;
                        and private networks
------------------------------------------------------------------------------------------------------------------
  C and Ku-band         Key components in earth stations         $8,000    AT&T, MCI, Telefonica (Spain), U.S.
  Frequency             for converting satellite             to $70,000    Government, Communications Authority of
  Converters            frequencies                                        Thailand, Singapore Telecommunications,
                                                                           Entel (Chile)
------------------------------------------------------------------------------------------------------------------
  DAMA Network          Bandwidth on demand, automatic    Networks from    Globecomm, El Marine, Pinzone
  Products              circuit restoral, ISDN on              $200,000
                        demand, business and medical     to $10,000,000
                        video teleconferencing
------------------------------------------------------------------------------------------------------------------
  Monitor and           PC-based color graphics monitor          $5,000    COMSAT, government of China,
  Control Systems       and control system for networks      to $95,000    Telefonica, Impsat S.A.
                        and earth stations
------------------------------------------------------------------------------------------------------------------
  Networks              Provides voice, data, video and      $1,000,000    SALNET and Worldcomm
                        facsimile services for            to $5,000,000
                        corporations, telephone
                        companies and governments
                        domestically
------------------------------------------------------------------------------------------------------------------
  Very Small            Transmits data used by                   $2,000    Sprint, SkyTel, NYSE, National Weather
  Aperture Terminals    retailers, car dealers, hotels,   to $2,000,000    Service, Xinhua News Agency (China),
  ("VSAT") and Hubs     news agencies, financial                           EFE (Spain)
                        quotation services, and weather
                        tracking services in VSAT
                        networks
------------------------------------------------------------------------------------------------------------------
  Turnkey Earth         Manufactures, integrates and           $500,000    U.S. Government
  Stations              installs mobile, portable and     to $5,000,000
                        fixed transmit/receive earth
                        stations (2-18 meter antenna)
------------------------------------------------------------------------------------------------------------------



RADIO

         California Microwave designs, manufactures and markets digital and analog microwave radios and other equipment used in land-based point-to-point and point-to-multipoint communications links. The Company is a leading manufacturer of microwave radios for private voice and data communications networks and portable electronic news gathering and broadcasting studio-to-transmitter links. The Company believes that wireless is one of the fastest growing areas of the telecommunications industry due to technological advances, regulatory initiatives and the expanding requirements for connectivity between people and computers and other electronic devices.

         Television Broadcast. The Company's MRC division is a leading supplier of microwave radios to U.S. and international broadcast and cable television markets for use principally in portable electronic news gathering and analog and digital studio-to-transmitter applications.

         Wireless Data Networking. The Company, through its MDS division, manufactures point-to-point and point-to-multipoint microwave data radios. MDS point-to-point radios are used to extend the reach of a communications system in areas where low capacity, multi-channel voice or data communications links are required. Point-to-multipoint radio systems are used principally to connect central computers to remote computer terminals or to physical measurement and control devices. Typical applications include remote monitoring and automated operation of oil and gas production and distribution, water-wastewater treatment systems, and control of electric utility power generation facilities. Over 150,000 MDS data radios have been sold since MDS commenced the sale of radios in 1986.

         The Company's principal wireless products are summarized in the following table:

-----------------------------------------------------------------------------------------------------------
                                                WIRELESS
-----------------------------------------------------------------------------------------------------------
                                                             TYPICAL            SELECTED CUSTOMERS
         PRODUCTS                 APPLICATION              PRICE RANGE             OR END USERS
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
  Television Broadcast
-----------------------------------------------------------------------------------------------------------
  Analog radios (portable)   Electronic news gathering;    $8,000 to          ABC, CBS, NBC, CNN, FOX,
  (2-40 GHz)                 electronic field              $20,000            C-SPAN
                             production

  Analog/digital radios      Studio-to-transmitter         $18,000 to         PBS and major domestic
  (2-23 GHz)                 links, regional networks      $100,000           television networks and major
                                                                              broadcast group ownership
-----------------------------------------------------------------------------------------------------------
  Wireless Data Networking
-----------------------------------------------------------------------------------------------------------
  Analog and digital data    Point-to-point and            $1,000 to          Mobil, Phillips Petroleum,
  radios (450 and 900 MHz)   point-to-multipoint,          $10,000            Florida Power & Light, PG&E,
                             remote monitoring, data                          Georgia Power, El Paso Gas,
                             collection                                       Amoco, China National
                                                                              Petroleum Corporation, Gtech
                                                                              Corporation
-----------------------------------------------------------------------------------------------------------

INFORMATION COLLECTION AND COMMUNICATIONS SYSTEMS

         The Company participates in selected areas of the U.S. government market which are closely related to the Company's commercial technological and product base. In recent years, as U.S. defense spending has declined, the Company has competed effectively by offering adaptations of its technologies and commercially available "off-the-shelf" products to stable and growing segments of the Department of Defense market at significantly less cost than would be the case under military specification procurement procedures. The Company integrates electronic and electro-optical systems for both airborne and ground-based applications. These systems collect, process and disseminate intelligence and reconnaissance information using advanced radio communications hardware and both special-purpose and off-the-shelf computers and software.
The Company maintains and upgrades these systems throughout their useful lives, which can be a decade or more. The Company has developed a series of products with secure, portable, ruggedized suitcase-sized packaging that incorporate key intelligence information collection, processing, analysis and communications capabilities contained in its larger systems. A principal capability of the Company is in the area of military communications, for which a variety of communication systems have been developed and sold to U.S. military customers. The company has recently been awarded a key contract on the new generation U.S. Government DMS (Defense Message System) program.

         The Company also designs and develops state-of-the-art multisensor imaging systems and sophisticated electronic intelligence collection systems which it integrates into inexpensive commercial aircraft. In fiscal 1991, the Company received its initial prime contract for the U.S. Army's Air Reconnaissance Low ("ARL") program. The ARL program employs both imagery and signal intelligence sensors mounted on deHavilland-7 aircraft. These sensors collect information which can be immediately transmitted to designated receiving locations. The ARL aircraft can be rapidly deployed anywhere in the world. The Company completed its initial ARL contracts and made final delivery of the first aircraft to the Army in 1993. The Company has received significant follow-on ARL contracts involving additional aircraft and sensors.

         In early 1993, the Company introduced its new airborne intercept and direction finding and geo-location system. The Company believes that this system locates signals from over a wide range of frequencies more rapidly and accurately than do other systems.

         The Company's intelligence projects typically involve multi-year, multi-million dollar contracts. In addition, the Company sells subsystems and other equipment to U.S. government agencies on a short-term delivery basis. The Company is actively pursuing opportunities to introduce its data collection and communications networking technology to foreign governments and non-governmental applications. The price of a project depends on a number of factors, including the amount of development involved, quantities ordered, maintenance requirements and whether an aircraft is to be modified and supplied by the Company in connection with the contract.

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

MANUFACTURING

         Manufacturing operations consist principally of assembly and testing of electronic systems built from fabricated parts, printed circuits and electronic components. Both manual and various automated methods are employed, depending primarily upon production volume. The Company employs formal Total Quality Management programs and other training programs, and each of its five product divisions have qualified for International Standards Organization ("ISO") quality procedure registration to ISO 9001, a standard sometimes imposed by foreign buyers.

         Electronic components and raw materials used in the Company's products are generally obtained from a large number of suppliers. Some components are standard items and others are manufactured to the Company's specifications by subcontractors. The Company obtains certain components and subsystems from a single, or a limited number of, sources. The Company operates without a substantial inventory of components and subsystems but believes that most components and subsystems are available from existing or alternative suppliers and subcontractors. A significant interruption in the delivery of such items could have a material adverse effect on the Company's results of operations.

COMPETITION

         California Microwave is engaged in a highly competitive business and the number of potential customers for the Company's products is limited. Many of the Company's competitors have significantly greater financial, marketing and operating resources than the Company. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to replace the Company's products with their own. The Company's major competitors by product area include: NEC, Alcatel Telespace, ComStream, SSE-Telecom, and Raydyne--satellite communications; Continental Microwave, MAS Technologies and Motorola--radio products; TRW Inc., Lockheed Martin Corporation, Sterling Software, Inc. and E-Systems, Inc.--information collection and communications systems.

         The Company believes that competition in its markets is based primarily on price, performance, reputation, on-time delivery, reliability and customer support. The Company believes that it has the ability to develop and produce satellite and radio products faster than many of its competitors. In the information collection and communications area, the Company believes that it has the ability to solve customers' problems with proprietary solutions and to offer cost-effective approaches using commercially available products. In the information collection and communications area, the company believes that an additional key competitive factor is the in-depth technical expertise which enables the solution of loosely defined customer problems by application of the correct proprietary or commercially available solutions.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $18.2 million, $16.6 million and $13.2 million in fiscal 1997, 1996 and 1995, respectively, representing 7.2%, 6.9% and 6.1% of total sales, respectively, for the same periods. Approximately 90% of the research and development expense in each year represented investment in new radio and satellite products and associated software. The Company expects that research and development expense as a percentage of sales will remain in the 7% of sales range as it focuses its efforts on developing the products that will provide unique radio-based solutions to the growing shortage of bandwidth for digital data and digital video.

PATENTS AND LICENSES

         Due to the rapidly changing nature of technology in the Company's business, patents and licenses have been of substantially less significance in the Company's business than have been the timely application of its technology and the design, development and marketing capabilities of its personnel.

EMPLOYEES

         At June 30, 1997, California Microwave had 1,412 employees, 673 of whom were engaged in production and production support, 453 in research and development and other engineering support, 156 in marketing and 130 in general and administration functions. None of the employees is represented by a labor union. The Company believes that its employee relations are good.

REGULATION

         Radio communications, including satellite communications, are subject to regulation by United States and foreign laws and international treaty. The Company's equipment must conform to domestic and international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of equipment.

         The use of microwave signals depends upon the availability of frequencies that permit interference-free operation. In many developed countries, the unavailability of frequency spectrum has historically inhibited the growth of microwave systems. However, two factors are alleviating this problem. First, the proliferation of fiber optics for high capacity systems has reduced the demand for microwave frequencies for such systems, thus freeing up frequency spectrum for new types of services. Second, many government regulatory agencies are reallocating frequencies from one type of use to another, thus providing incentive for new communications services.

BACKLOG

         At June 30, 1997, the Company's backlog of undelivered orders was $91.1 million (approximately 95% of which is expected to be delivered during fiscal 1998) compared with $97.1 million at June 30, 1996. In the Company's experience, its backlog at any given time is not necessarily indicative of prospective period revenues. The Company generally records an order in backlog when the Company receives a firm contract or purchase order which identifies product quantities and delivery dates, and in the case of government contracts, when such contracts have been funded by the government. While from time to time a substantial portion of the Company's backlog has been comprised of large orders, the cancellation of any of which could have a material adverse effect on the Company's operating results, the Company historically has not experienced significant changes in its backlog from cancellations or revisions of orders.


ITEM 2.  PROPERTIES

         The table below describes the location and general character of the principal plants and materially important physical properties that are owned or leased by the Company and its subsidiaries as of June 30, 1997:

                                                   Lease       No. of       Square
            Occupant                              Expires     Buildings    Footage     Location
-----------------------------------------------------------------------------------------------------------
       1.   Corporate Headquarters                 2000           1         16,800    Redwood City, CA

       2.   Services Division                      1999           1         20,000    Mountain View, CA
                                                   2000           1         40,000    Sunnyvale, CA

       3.   Government Electronics Division        1998           2         28,490    Woodland Hills, CA
                                                   1999           1         29,260    Woodland Hills, CA
                                                   1998           2          2,836    Stafford, VA

       4.   Airborne Systems Integration           1998           1        100,200    Hagerstown, MD
            Division                               1999           1         45,000    Belcamp, MD
                                                   1998           1         18,203    Baltimore, MD

       5.   EFData Corporation                     2006           2        115,000    Tempe, AZ

       6.   Microwave Data Systems                (owned)         1         56,060    Rochester, NY

       7.   Microwave Radio Communications         1997           1         71,500    Chelmsford, MA

       8.   Government Communications              1996           1         15,000    Annapolis Junction, MD
            Systems

       9.   Government Group                       1997           1          1,750    Arlington, VA

       Discontinued Operations
       -----------------------

       10.  Satellite Transmission Systems        (owned)         2         90,000    Hauppauge, NY
                                                   1997           1         11,700    Hauppauge, NY

       11.  Microwave Networks Systems           1998-2001        3         64,000    Houston, TX*
                                                 2000-2006        2          5,200    High Wycombe, UK
                                                   2000           1         36,704    Chelmsford, MA*
                                                   2002           1        164,600    Stafford, TX
                                                   2006           1         50,000    Glendale Heights, IL*
                                                   2009           1        107,048    Bloomingdale, IL*
                                                  Monthly         1          1,650    Atlanta, GA


      * Liabilities provided for in restructure charges.


         The Company believes that its facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

         On November 9, 1995, and December 12, 1995, putative class action lawsuits entitled Rick Fairchild v. California Microwave, Inc. et al. and Mark
E. McKinney v. California Microwave, Inc. et al. were filed in the United States District Court for the Northern District of California. The plaintiffs in these two cases, which have been consolidated, purport to represent a class of all persons who purchased common stock of California Microwave, Inc. (the "Company") between September 6, 1994, and June 29, 1995 (the "Class Period"). Named as defendants are the Company and certain of its former executive officers. The complaints allege that defendants violated various federal securities laws through material misrepresentations and omissions during the Class Period. Defendants filed motions to dismiss the complaints, which the court granted on April 19, 1996, with leave to amend. Plaintiffs filed an amended complaint; in August, 1996, defendants filed a motion to dismiss those complaints and the motion was denied. California Microwave, Inc. believes that it has meritorious defenses to the claims alleged in these lawsuits and intends to defend the actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of all executive officers of the Company, and all positions with the Company held by such persons, are as follows:

Name                               Age      Position
----                               ---      --------
Frederick D. Lawrence              49       Chairman of the Board, President and Chief Executive Officer

Leon F. Blachowicz                 57       Executive Vice President-Operations

George L. Spillane                 63       Vice President, Chief Financial Officer and Secretary

Michael L. Foster                  51       Vice President and Treasurer

         Frederick D. Lawrence joined the Company as Chairman of the Board, President and Chief Executive Officer in July 1997. From May 1996 to July, 1997, Mr. Lawrence served as Chief Executive Officer of ComStream, Inc., an international supplier of satellite communications networks and products and from February 1994 to April 1996, he served as President of the Transmission Group for ADC Telecommunications, which included five independent business units producing products for high speed video, voice, data and wireless communications. From 1982 to 1994, Mr. Lawrence held executive positions in networks operations and engineering at Sprint Corporation and its operating companies, dealing in local telephone, cellular and long distance. Prior to this, Mr. Lawrence worked at AT&T from 1970 to 1982 in a variety of positions. He holds a BSEE degree from Western Michigan University.

         Leon F. Blachowicz joined the Company in January 1995 as President of the Satellite Communications Group, became President of the combined Wireless and Satellite Communications Group in March 1996, and became Executive Vice President-Operations in September, 1997. From 1989 to January 1995 he was Vice President/General Manager of Varian's Microwave Equipment Products division. Prior to 1989 he was Vice President of the Business Communications System Division of Harris Corporation for the last three of his 20 years at Harris Corporation. He holds a BSEE and an MSEE from the University of Florida.

         George L. Spillane became Vice President-Finance and Chief Financial Officer of the Company in November 1980 and Secretary of the Company in October 1981. When Garrett E. Pierce became Chief Financial Officer in April 1994, Mr. Spillane's title was changed to Vice President and Secretary and when Mr. Pierce resigned in January 1996 Mr. Spillane served as Chief Financial Officer until Dennis R. Raney joined the Company in May 1996. When Mr. Raney resigned as Chief Financial Officer in February 1997, Mr. Spillane again became Chief Financial Officer. From 1975 to March 1980, Mr. Spillane was Treasurer of Farinon Corporation (now a part of Harris Corporation). Prior thereto, Mr. Spillane was employed by Arthur Andersen & Co.

         Michael L. Foster became a Vice President of the Company in October 1990. Mr. Foster joined California Microwave in 1979 as Manager- Corporate Planning, was promoted to Director-Finance and Planning in 1980 and to Staff Vice President in 1983. Prior thereto, Mr. Foster was with Watkins Johnson, where he held the position of financial manager for one of the systems divisions. Mr. Foster holds a BA and MBA from Stanford University.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The stock and stock price information on page 32 of California Microwave's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data on page 31 of California Microwave's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The management's discussion and analysis of financial condition and results of operations on pages 27 through 30 of California Microwave's 1997 Annual Report to Stockholders is incorporated herein by reference. For factors affecting any forward-looking statements contained in such discussion and analysis, see "Business - Information Regarding Forward Looking Statements" in
Item 1 of Part 1 of this Form 10-K Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements on pages 14 through 25, and the financial results by fiscal quarter information on page 32, of California Microwave's 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information relating to directors of California Microwave required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 1997 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

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

                 Included in Part II of this report by incorporation by reference from the California Microwave 1997 Annual Report to Stockholders

                 Report of Ernst & Young LLP, Independent Auditors (page 26 of 1997 Annual Report to Stockholders)

                 Consolidated statements of income for each of the three years in the period ended June 30, 1997 (page 14 of 1997 Annual Report to Stockholders)

                 Consolidated balance sheets as of June 30, 1997 and 1996 (page 15 of 1997 Annual Report to Stockholders)

                 Consolidated statements of stockholders' equity for each of the three years in the period ended June 30, 1997 (page 16 of 1997 Annual Report to Stockholders)

                 Consolidated statements of cash flows for each of the three years in the period ended June 30, 1997 (page 17 of 1997 Annual Report to Stockholders)

                 Notes to Consolidated Financial Statements (pages 18 through 25 of 1997 Annual Report to Stockholders)

With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the California Microwave 1997 Annual Report to Stockholders is not deemed filed as part of this report.

         (a) 2.  FINANCIAL STATEMENT SCHEDULES

         Included in Part IV of this report:

         Schedules for the three years ended June 30, 1997 Schedule II -- Valuation and Qualifying Accounts

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





_______________________

     *Registrant agrees to file such exhibits upon request by the Commission. **Compensatory plan or arrangement.

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

         10.12 Letter Agreement with Leon F. Blachowicz, dated December 2, 1994.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1995; incorporated herein by reference).

         10.13 Lease of premises located at 2114 West 7th Street, Tempe, Arizona. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1996; incorporated herein by this reference.)





_______________________

     **Compensatory plan or arrangement.

         10.14 Lease of premises known as Top Flight Airport on Showalter Road, Washington County, Maryland. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by this reference.)

         10.15 Lease of premises located at 4000 Greenbriar, Stafford, Texas. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by this reference.)

         10.16 Lease of premises located at 175 West Wall Street, Glendale Heights, Illinois. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by this reference.)

         10.17   1992 Stock Option Plan, as amended.

         10.18 Stock Repurchase Agreement among California Microwave, Inc., California Microwave Navigation System, Inc., Harry F. Eustace, Barbara Eustace, Garber International Associates and Dr. F.V. Garber, dated March 7, 1996.

         10.19 Loan and Security Agreement among BANKAMERICA Business Credit, Inc., California Microwave, Inc. and EF Data Corp, dated as of June 30, 1997.

         10.20 Amendment to letter agreement with Philip F. Otto**, dated January 10, 1997.

         10.21   Letter Agreement with Frederick D. Lawrence**, dated July 16,
                 1997.

         10.22 Form of Severance Agreement with Leon F. Blachowitz, George L. Spillane, and Michael L. Foster**, dated March 20, 1997

         10.23   Letter Agreement with Gilbert F. Johnson**, dated March 18,
                 1997.

         11      Computation of Per Share Earnings.

         13 Annual Report to Stockholders (pages incorporated by reference).

         21      List of Subsidiaries.

         23      Consent of Ernst & Young LLP, Independent Auditors.

         24      Powers of Attorney.

         27      Financial Data Schedule.

         Exhibits are available from the Registrant upon request.

         (b)     REPORTS ON FORM 8-K

                 The following reports on Form 8-K were filed during the last fiscal quarter of fiscal 1997:

                 Form 8-K filed on June 20, 1997, announcing under Item 5 the decision to sell the Satellite Transmission Systems and Microwave Networks business units.





_______________________

     **Compensatory plan or arrangement.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 26, 1997                 CALIFORNIA MICROWAVE, INC.


                                            By  /s/ FREDERICK D. LAWRENCE
                                              --------------------------------
                                               Frederick D. Lawrence
                                               Chairman, President and
                                               Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ FREDERICK D. LAWRENCE                     Executive Officer (principal executive
---------------------------------             officer)
FREDERICK D. LAWRENCE


/s/ GEORGE L. SPILLANE                        Vice President and Chief                        September 26, 1997
---------------------------------             Financial Officer (principal financial
GEORGE L. SPILLANE                            and accounting officer)

/s/ DAVID B. LEESON*                          Director                                        September 26, 1997
---------------------------------
DAVID B. LEESON

/s/ ARTHUR H. HAUSMAN*                        Director                                        September 26, 1997
---------------------------------
ARTHUR H. HAUSMAN

/s/ EDWARD E. DAVID, JR.*                     Director                                        September 26, 1997
---------------------------------
EDWARD E. DAVID, JR.

/s/ ALFRED M. GRAY*                           Director                                        September 26, 1997
---------------------------------
ALFRED M. GRAY

/s/ WILLIAM B. MARX, JR.*                     Director                                        September 26, 1997
---------------------------------
WILLIAM B. MARX, JR.

/s/ TERRY W. WARD*                            Director                                        September 26, 1997
---------------------------------
TERRY W. WARD

/s/ FREDERICK W. WHITRIDGE, JR.*              Director                                        September 26, 1997
---------------------------------
FREDERICK W. WHITRIDGE, JR.

*By /s/ GEORGE L. SPILLANE
---------------------------------
      Attorney-in-fact

                           CALIFORNIA MICROWAVE, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (Dollars in thousands)

                                              Balance at    Additions     Other(1)                     Balance
                                              beginning      charged      additions                     at end
                                                of year     to income    (transfers)   Deductions       of year
                                             -----------    ---------    -----------   ----------      --------
 1997
 ----
 Allowance for doubtful accounts ...........     $   798     $   465       $           $  320    $   943
 Estimated liability for warranties ........       1,084       3,780                    3,023      1,841
 Allowance for excess facilities ...........       2,876                   5,520        1,305      7,091
 Estimated liability for contract costs ....       3,252         734                    2,419      1,567
 Estimated loss on disposal of discontinued
 operations ................................                              12,538                  12,538

 1996
 -------
 Allowance for doubtful accounts ...........         806         177                      185        798
 Estimated liability for warranties ........         962       2,261                    2,139      1,084
 Allowance for excess facilities ...........       3,930                                1,054      2,876
 Estimated liability for contract costs ....                               3,538          286      3,252

 1995
 -------
 Allowance for doubtful accounts ...........         694         179                       67        806
 Estimated liability for warranties ........         751       1,373                    1,162        962
 Allowance for excess facilities ...........       1,969         500       3,430        1,969      3,930




(1) Balance sheet transfers from discontinued operations.

                               INDEX OF EXHIBITS


     Number      Description


     10.17     1992 Stock Option Plan, as amended.

     10.18 Stock Repurchase Agreement among California Microwave, Inc., California Microwave Navigation System, Inc., Harry F. Eustace, Barbara Eustace, Garber International Associates and Dr. F.V. Garber, dated March 7, 1997.

     10.19 Loan and Security Agreement among Bankamerica Business Credit, Inc., California Microwave, Inc. and EF Data Corp, dated as of June 30, 1997.

     10.20 Amendment to letter agreement with Philip F. Otto, dated January 10, 1997.

     10.21     Letter Agreement with Frederick D. Lawrence, dated July 16, 1997.

     10.22 Form of Severance Agreement with Leon F. Blachowitz, George L. Spillane, and Michael L. Foster, dated March 20, 1997

     10.23     Letter Agreement with Gilbert F. Johnson, dated March 18,
               1997.

     11        Computation of Per Share Earnings.

     13        Annual Report to Stockholders (pages incorporated by reference).

     21        List of Subsidiaries.

     23        Consent of Ernst & Young LLP, Independent Auditors.

     24        Powers of Attorney.

     27        Financial Data Schedule.