Form 10-Q
period 1997-10-30
CALIFORNIA MICROWAVE INC
filed 1997-11-10
CIK 16357

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                 -----------------------------------------

                                       OR

[s]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________
Commission File Number 0-7428

                           CALIFORNIA MICROWAVE, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         94-1668412
--------                                                         ----------
(State or other jurisdiction of Incorporation)        (I.R.S. Employer Identification Number)


555 TWIN DOLPHIN DRIVE, REDWOOD CITY, CALIFORNIA                 94065
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code       (415) 596-9000
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

                                 YES  [X]    NO  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes                              Outstanding at October 31, 1997
---------------------------                    -------------------------------
Common Stock $.10 Par Value                                16,526,422

                          Part I. Financial Information

Item 1.  Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                             Three Months Ended
                                                September 30
                                         -------------------------
                                           1997             1996
                                         --------         --------

Net Sales                                $ 64,427         $ 61,777
Cost of products sold                      43,924           43,500
                                         --------         --------
Gross margin                               20,503           18,277
                                         --------         --------
Expenses:
Research and development                    4,630            4,686
Marketing and administration               10,804           10,567
Amortization of intangible assets             344              345
                                         --------         --------
    Total expenses                         15,778           15,598
                                         --------         --------

Operating income                            4,725            2,679
Interest (expense) net                     (1,113)          (1,332)
                                         --------         --------
Income from continuing operations
    before income taxes                     3,612            1,347
Provision for income taxes                  1,300              357
                                         --------         --------
Income from continuing operations           2,312              990

Loss from discontinued operations             -             (2,863)
                                         --------         --------

Net income (loss)                        $  2,312         $ (1,873)
                                         ========         ========

Per share
Income from continuing operations        $    .14         $    .06
Discontinued operations                       -               (.18)
                                         --------         --------
Net income                               $    .14         $   (.12)
                                         ========         ========

Average shares                             16,495           16,133
Average shares and equivalents             16,814           16,229
     (Thousands)


See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             (Unaudited, See Note A)


                                                          September 30        June 30
                                                              1997              1997
                                                           ---------         ---------
Assets
Current assets:
      Cash and cash equivalents                            $   2,132         $   4,974
      Short-term investments                                   2,534             2,097
      Refundable income taxes                                    -              10,085
      Accounts receivable                                     44,794            35,701
      Inventories                                             47,553            50,353
      Deferred tax assets                                     16,995            18,359
      Prepaid expenses                                         2,109             1,391
      Net current assets of discontinued operations           60,343            60,604
                                                           ---------         ---------
             Total current assets                            176,460           183,564
                                                           ---------         ---------

Net property, plant and equipment                             24,412            22,812
Deferred tax assets                                            7,411             7,411
Intangible and other assets                                   32,287            33,534
Net long-term assets of discontinued operations               17,784            19,052
                                                           ---------         ---------
                                                           $ 258,354         $ 266,373
                                                           =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
      Current portion of long-term debt                    $     334         $     333
      Accounts payable                                        22,011            26,681
      Accrued income taxes                                     3,220             3,211
      Other accrued liabilities                               41,140            41,833
                                                           ---------         ---------
             Total current liabilities                        66,705            72,058
                                                           ---------         ---------

Long-term liabilities:
      Long-term debt                                           3,063             9,101
      Convertible subordinated notes                          63,200            63,200
      Other long-term liabilities                              3,990             3,990
                                                           ---------         ---------
             Total long-term liabilities                      70,253            76,291
                                                           ---------         ---------

Stockholders' equity:
      Common stock                                             1,650             1,641
      Capital in excess of par value                          94,287            93,249
      Retained earnings                                       25,889            23,577
      Unamortized restricted stock plan expense                 (430)             (443)
                                                           ---------         ---------
             Total stockholders' equity                      121,396           118,024
                                                           ---------         ---------
                                                           $ 258,354         $ 266,373
                                                           =========         =========

A - The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                           September 30
                                                                       1997             1996
                                                                     --------         --------
Operating activities:
Net income                                                           $  2,312         $    990
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                     2,092            2,250
      Amortization of intangible assets                                   344              345
      Deferred taxes                                                    1,364              -
      Debt issuance costs                                                  73               53
      Other                                                              (275)             -
Net effect of changes in:
      Accounts receivable                                              (9,093)           1,511
      Refundable income taxes                                          10,085              -
      Inventories                                                       2,800            6,654
      Prepaid expenses                                                   (718)             (70)
      Accounts payable                                                 (4,670)          (3,483)
      Accrued income taxes                                                  9           (1,932)
      Other accrued liabilities                                         3,101           (3,119)
                                                                     --------         --------
Net cash provided by continuing operations                              7,424            3,199
Net cash used in discontinued operations                               (1,705)          (4,667)
                                                                     --------         --------
Net cash provided by (used in) operating activities                     5,719           (1,468)
                                                                     --------         --------

Investing activities:
      Capital expenditures                                             (2,785)          (2,278)
      Other                                                              (726)             (81)
                                                                     --------         --------
Net cash used in continuing operations investing activities            (3,511)          (2,359)
Net cash used in discontinued operations investing activities             (60)          (1,305)
                                                                     --------         --------
Net cash used in investing activities                                  (3,571)          (3,664)
                                                                     --------         --------

Financing activities:
      Payments on long-term debt                                          (37)             (34)
      Proceeds from issuance of common stock                            1,047            1,330
      Proceeds from (payments on) bank credit facilities               (6,000)           3,500
                                                                     --------         --------
Net cash provided by (used in) financing activities                    (4,990)           4,796
                                                                     --------         --------
Net decrease in cash and cash equivalents                              (2,842)            (336)
Cash and cash equivalents at beginning of year                          4,974            4,560
                                                                     --------         --------
Cash and cash equivalents at end of period                           $  2,132         $  4,224
                                                                     ========         ========

Cash paid during the period for:
      Interest                                                       $    321         $    354
      Income taxes                                                        -0-              864


See accompanying notes

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 -       Basis of Presentation
               The information at September 30, 1997, and for the three-month periods ended September 30, 1997 and 1996, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc. believes are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1997, included in the California Microwave, Inc. 1997 Annual Report to Stockholders.

               In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share in those periods in which the Company has net income. The impact on primary earnings per share for the quarter ended September 30, 1997 was not significant. The impact of Statement 128 on fully diluted earnings per share is also not significant.

Note 2 -       Discontinued Operations
               In June 1997, the Company's Board of Directors adopted a formal plan to sell two of its business units, Microwave Networks (MN) and Satellite Transmission Systems (TTS).

               Microwave Networks is a combination of Microwave Networks, Inc.
               (MNI) acquired in May 1995, TeleSciences Transmission Systems, Inc. (TTS) acquired in October 1993 and the digital radio product line of Microwave Radio Corporation acquired in April 1992.

               During the three months ended September 30, 1997 and 1996, the discontinued operations of the Company incurred losses as shown below:

                                                                    Three Months Ended
               In thousands                                              September 30
                                                               ---------------------------
                                                                   1997*           1996
                                                               ----------       ----------
               Loss from operation before tax benefit          $  (3,294)       $  (4,273)
               Income tax benefit                                 (1,087)          (1,410)
                                                               ----------       ----------
               Net loss                                        $  (2,207)       $  (2,863)
                                                               ==========       ==========


*The net loss for the period ended September 30, 1997, was accrued for at June 30, 1997, ($8,371,000) as part of the net loss on disposal. Losses until the date of disposition of STS and MN will be charged to this accrual.

Note 3 -       Contingent Liabilities
               On November 9, 1995, and December 12, 1995, two putative class action lawsuits were filed in the United States District Court for the Northern District of California. The plaintiffs in these two cases, which have been consolidated, purport to represent a class of all persons who purchased common stock of the Company between September 6, 1994, and June 29, 1995 (the class period). Named as defendants are the Company and certain of its former executive officers. The Complaints allege that defendants violated various federal securities laws through material misrepresentations and omissions during the class period. Defendants filed motions to dismiss the complaints, which the court granted on April 19, 1996, with leave to amend. Plaintiffs filed an amended consolidated complaint and in August 1996 defendants filed a motion to dismiss that complaint. On November 1, 1996, the motion to dismiss was denied. Although the ultimate outcome of these proceedings cannot be determined, the Company believes that it has meritorious defenses to the claims alleged in these lawsuits and intends to defend the actions vigorously.

               The Company is subject to other legal proceeding and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

Note 4 -       Inventories                                (in thousands)
                                                    September 30       June 30
                                                         1997           1997
                                                    ------------   ------------
               Projects in process                  $     11,566   $      7,795
               Less progress billings                        703          1,938
                                                    ------------   ------------
                                                          10,863          5,857
               Work-in-process and finished goods         15,236         21,915
               Raw materials and parts                    21,454         22,581
                                                    ------------   ------------
                                                    $     47,553   $     50,353
                                                    ============   ============

Note 5 -       Stockholders' Equity
               The change in capital in excess of par value for the three months ended September 30, 1997, consists principally of common stock issuances.

Note 6-        Income Taxes
               At September 30, 1997, the Company has a cumulative net deferred tax asset of $24.4 million that will be available to reduce payments on future tax liabilities. Management of the Company believes it is more likely than not that the asset will be realized through refunds of previously paid income taxes, future profitable operations, and tax planning strategies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made below and in the 1997 Annual Report to Stockholders that are not historical facts, including any statements about expectations for fiscal year 1998 and beyond, involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, estimates and expectations include, but are not limited to, delays in the receipt of orders or in the shipment of products, delays in the disposal of discontinued operations and other factors referred to under "Information Regarding Forward Looking Statements" in the Company's Form 10-K Annual Report for its fiscal year ended June

30, 1997, and in the Company's Consolidated Financial Statements and Notes to Financial Statements. The Consolidated Financial Statements should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In June 1997, the Company decided to divest its Satellite Transmission Systems
(STS) and Microwave Networks, (MN) business units. STS and MN businesses have been accounted for as discontinued operations in the accompanying financial statements. Accordingly, the discussion that follows concerns only the results of continuing operations. The fiscal year 1997 accounts have been reclassified to conform to this presentation.

The following table sets forth for the periods indicated (i) certain income and expense items expressed as a percentage of the Company's total sales and (ii) the percentage change of such items for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. See Condensed Consolidated Statements of Operations.

                                                                       Period to Period
                                          Percent of Sales            Increase (Decrease)
                                          ----------------            -------------------

                                           Three Months                  Three Months
                                               Ended                         Ended
                                           September 30                  September 30
                                         ----------------                ------------
                                          1997      1996                 1997 vs 1996
                                         ------    ------                ------------
Sales                                    100.0%    100.0%                   4.3%
Gross margin                               31.8      29.6                   12.2
Research and development expenses           7.2       7.6                   (1.2)
Marketing and administration expenses      16.8      17.1                    2.2
Amortization of intangible assets           0.5       0.6                      -
Operating income                            7.3       4.3                   76.4
Interest (expense) net                     (1.7)     (2.1)                 (16.4)
Income from continuing operations
              before income taxes           5.6       2.2                  168.2
Income from continuing operations           3.6       1.6                  133.5

The following table sets forth sales by product class and by market sector for the three months ended September 30, 1997 and 1996 (in thousands):

                                                        Sales
                                                        -----
                                                    Three Months
                                                        Ended
                                                    September 30
                                               ------------------------
                                                  1997           1996
                                               ---------      ---------
Satellite Communications                       $  24,386      $  19,507
Information Collection and Communications         21,298         23,633
Radio Products                                    18,743         18,637
                                               ---------      ---------
                                               $  64,427      $  61,777
                                               =========      =========
U.S. Government                                $  25,503      $  27,990
U.S. Commercial                                   18,929         18,156
International                                     19,995         15,631
                                               ---------      ---------
                                               $  64,427      $  61,777
                                               =========      =========

RESULTS OF OPERATIONS

      Sales Sales were $64.4 million and $61.8 million for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 4%. Satellite communications sales increased by 25%, as new products were successfully introduced and sold. Information collection and communication sales declined by 10%, as certain U.S. government projects matured resulting in lower bookings and lower sales. Radio product sales were relatively unchanged.

      U.S. commercial sales and international sales increased 4% and 28%, respectively, while sales to the U.S. government decreased 9% in the first quarter. The increase in international sales is consistent with the increase in satellite communications product sales and a major radio product installation in Brazil. Sales to the U.S. government declined by 9% due to lower booking levels.

      Gross Margin Gross margin was $20.5 million and $18.3 million for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 12%. Gross margin as a percentage of total sales was 31.8% and 29.6% for such periods, respectively. The increase in gross margin in dollars and as a percentage of sales was due primarily to higher sales of satellite communications products, which have higher gross margins, and to lower sales to the U.S. government, which have lower gross margins.

      Research and Development Research and development expenses were $4.6 million and $4.7 million for the three months ended September 30, 1997 and 1996, respectively, representing a decrease of 1%. Research and development expenses as a percentage of total sales were 7.2% and 7.6% for such periods, respectively. The Company continues to focus its research and development efforts primarily on the development of new satellite networking products and software and radio products.

      Marketing and Administration Marketing and administration expenses were $10.8 million and $10.6 million for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 2%. Marketing and administration expenses as a percentage of total sales were 16.8% and 17.1% for such periods, respectively. No significant trends in these costs were evident in the three months ended September 30, 1997.

      Amortization of Intangible Assets Amortization expenses associated with intangible assets remained constant at approximately $345,000 for the three months ended September 30, 1997 and 1996.

      Interest Expense, Net Net interest expense was $1.1 million and $1.3 million for the three months ended September 30, 1997 and 1996, respectively, representing a decrease of 16%. The decrease in net interest expense reflects the collection of refundable income taxes and the subsequent reduction in borrowings on credit lines.

      Provision for Income Taxes For the three months ended September 30, 1997, the Company provided for $1.3 million of taxes on income from continuing operations compared to $357,000 for the three months ended September 30, 1996. The effective tax rate for fiscal 1998 is 36%. The combined tax benefit rate for fiscal 1997 for continuing and discontinued operations was also 36%. The discontinued operations tax benefit rate of 33% was established in the fourth quarter of fiscal 1997 and applied consistently for all quarters of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997, the Company had working capital of $109.8 million, including $2.1 million of cash and cash equivalents, compared with working capital of $111.5 million, including cash and cash equivalents of $5.0 million, at June 30, 1997.

      Net cash provided by continuing operations was $7.4 million and $3.2 million for the three months ended September 30, 1997 and 1996, respectively. During the first three months of fiscal 1998, the Company obtained $10.1 million from income tax refunds, which was offset by an increase in accounts receivables of $9.1 million. Days receivable increased to 63 days at September 30, 1997, from 46 days at June 30, 1997, due principally to two factors. First, U.S. government collections were extraordinarily large in June 1997, and returned to normal levels in the first quarter of fiscal 1998. Second, the Company did not sell any export receivables to a bank during the quarter. The Company is in the process of establishing a new discount facility and expects to sell certain export receivables, which are covered by trade credit insurance, to a bank prior to the end of the second quarter of fiscal 1998. Operating income adjusted for non cash items provided cash of $5.9 million and $3.6 million in fiscal 1998 and 1997, respectively. Cash used in discontinued operations was $1.7 million and $4.7 million during the three months ended September 30, 1997 and 1996, respectively.

      The Company's investing activities during the first three months of fiscal 1998 included capital expenditures of $2.8 million. Total cash used for investing activities was $3.6 million. Net cash used for investing activities during the first three months of fiscal 1997 was $3.7 million, which included $2.3 million of capital expenditures and $1.3 million of cash invested in discontinuing operations, principally for capital expenditures.

      During the first three months of fiscal 1998, cash and cash equivalents of $5.0 million were used in financing activities, including repayment of $6.0 million under the Company's credit lines, offset by sales of $1.0 million of common stock to employees under on-going stock option and purchase plans. During the first three months of fiscal 1997, the Company borrowed $3.5 million under its credit lines and sold $1.3 million of common stock to its employees.

      The above activity resulted in a net decrease in cash and cash equivalents of $2.8 million and $0.3 million for the first three months of fiscal 1998 and 1997, respectively.

      The Company has a $40 million committed asset-based bank credit facility, which expires in June 2000. As of September 30, 1997, there were no borrowings and there were $14.4 million of standby letters of credit and guarantees outstanding under this credit facility. At September 30, 1997, the Company was not in compliance with certain covenants required by its industrial development bond agreements. The lenders have waived such non-compliance.

      The Company believes that its current cash position, funds generated from operations and funds it believes will be available from its credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for the next 12 months.

OTHER FINANCIAL INFORMATION

      Bookings Orders booked were $55.3 million and $58.8 million for the three months ended September 30, 1997 and 1996, respectively, representing a decrease of 6%. Bookings for satellite communications products during the first quarter of fiscal 1998 increased 10% to $27.8 million, and accounted for 50% of total bookings. Radio products bookings increased by 3 % and information collection and communications systems bookings decreased by 45% to $8.2 million. The receipt of new orders in the information collection and communication systems area tend to be uneven, as they are program or project based.

      Backlog Backlog was $81.9 million and $94.1 million at September 30, 1997 and 1996, respectively, representing a decrease of 13%. Substantially all of the September 30, 1997, backlog is expected to be delivered within twelve months.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Shareholders of registrant held on October 28, 1997, the shareholders:

           1.  Elected Directors for the ensuing year as follows:

                                                    For                 Withheld
               Frederick D. Lawrence            14,113,668           100,615
               Arthur H. Hausman                14,108,238           106,045
               Alfred M. Gray                   14,075,066           139,217
               William B. Marx, Jr.             14,114,042           100,241
               Terry W. Ward                    14,115,517            98,766
               Frederick W. Whitridge, Jr.      14,115,317            98,966

           2. Ratified the selection of Ernst &Young LLP as independent certified public accountants for the Company, with the number of shares voted in favor of the ratification being 14,162,840: the number of shares voted against such ratification being 23,957: and the number of abstentions being 27,486.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11 - Statement re computation of per share earnings (losses).
                 Exhibit 27 - Financial Data Schedule.

           (b)   Reports on Form 8-K.
                 July 17, 1997 reporting under Item 5. - Other events Announcement of Frederick D. Lawrence's appointment to position of Chairman of the Board, Chief Executive Officer and President.

                 August 13, 1997, reporting under Item 5. - Other events Press release announcing results for fourth quarter and fiscal years ending June 30, 1997 and 1996 respectively.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA MICROWAVE, INC.




November 7, 1997                     BY   /s/  Frederick D. Lawrence
----------------                          --------------------------------------
Date                                      Frederick D. Lawrence
                                          Chairman of the Board
                                          President and Chief Executive Officer




November 7, 1997                     BY   /s/  George L. Spillane
----------------                          --------------------------------------
Date                                      George L. Spillane
                                          Vice President
                                          Chief Financial Officer