Form 10-Q
period 1997-12-31
CALIFORNIA MICROWAVE INC
filed 1998-02-05
CIK 16357

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1997
                              -----------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to___________________

Commission File Number 0-7428

                           CALIFORNIA MICROWAVE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                  94-1668412
----------------------------                     ----------------
(State or other jurisdiction                     (I.R.S. Employer
      of Incorporation)                        Identification Number)

1143 BORREGAS AVENUE, SUNNYVALE, CALIFORNIA            94089
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (408) 732-4000
                                                         --------------

555 TWIN DOLPHIN DRIVE, REDWOOD CITY, CALIFORNIA 94065
--------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X             NO
                              -----               -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Classes                            Outstanding at January 31, 1998
---------------------------                 -------------------------------
Common Stock $.10 Par Value                         16,620,395

                          Part I. Financial Information
Item 1.  Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                   Three Months Ended                  Six Months Ended
                                                        December 31                      December 31
                                                --------------------------        --------------------------
                                                  1997             1996             1997             1996
                                                ---------        ---------        ---------        ---------
Net sales                                       $  66,554        $  62,754        $ 130,981        $ 124,531
Cost of products sold                              43,088           50,383           87,012           93,883
                                                ---------        ---------        ---------        ---------
Gross margin                                       23,466           12,371           43,969           30,648
                                                ---------        ---------        ---------        ---------
Expenses:
Research and development                            5,132            4,586            9,762            9,272
Marketing and administration                       14,171           12,954           24,975           23,521
Amortization of intangible assets                     344              345              688              690
                                                ---------        ---------        ---------        ---------
     Total expenses                                19,647           17,885           35,425           33,483
                                                ---------        ---------        ---------        ---------

Operating income (loss)                             3,819           (5,514)           8,544           (2,835)
Interest expense                                     (954)          (1,349)          (2,161)          (2,733)
Interest income                                        61               27              155               79
Gain on sale of subsidiary                           --              2,744             --              2,744
                                                ---------        ---------        ---------        ---------
Income (loss) from continuing operations
before income taxes                                 2,926           (4,092)           6,538           (2,745)
Provision for (benefit from) income taxes           1,054           (1,264)           2,354             (907)
                                                ---------        ---------        ---------        ---------
Income (loss) from continuing operations            1,872           (2,828)           4,184           (1,838)
Loss from discontinued operations                    --            (22,567)            --            (25,430)
                                                ---------        ---------        ---------        ---------
Net income (loss)                               $   1,872        $ (25,395)       $   4,184        $ (27,268)
                                                =========        =========        =========        =========

Per share (basic):
Income (loss) from continuing operations        $    0.11        $   (0.18)       $    0.25        $   (0.11)
Loss from discontinued operations                    --              (1.40)            --              (1.58)
                                                ---------        ---------        ---------        ---------
Net income (loss)                               $    0.11        $   (1.57)       $    0.25        $   (1.69)
                                                =========        =========        =========        =========

Average shares                                     16,526           16,145           16,511           16,139

Per share (diluted):
Income (loss) from continuing operations        $    0.11        $   (0.18)       $    0.25        $   (0.11)
Loss from discontinued operations                    --              (1.40)            --              (1.58)
                                                ---------        ---------        ---------        ---------
Net income (loss)                               $    0.11        $   (1.57)       $    0.25        $   (1.69)
                                                =========        =========        =========        =========

Average shares and equivalents                     16,825           16,145           16,739           16,139


See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                             (Unaudited, See Note A)


                                                          December 31       June 30
                                                             1997             1997
                                                           ---------        ---------
Assets
Current assets:
       Cash and cash equivalents                           $   3,408        $   4,974
       Short-term investments                                  2,755            2,097
       Refundable income taxes                                  --             10,085
       Accounts receivable                                    47,505           35,701
       Inventories                                            44,390           50,353
       Deferred tax assets                                    15,941           18,359
       Prepaid expenses                                        2,112            1,391
       Net current assets of discontinued operations          60,421           60,604
                                                           ---------        ---------
                Total current assets                         176,532          183,564
                                                           ---------        ---------

Net property, plant and equipment                             24,070           22,812
Deferred tax assets                                            7,411            7,411
Intangible and other assets                                   32,159           33,534
Net long-term assets of discontinued operations               17,170           19,052
                                                           ---------        ---------
                                                           $ 257,342        $ 266,373
                                                           =========        =========

Liabilities and Stockholders' Equity
Current liabilities:
       Current portion of long-term debt                   $   6,038        $     333
       Accounts payable                                       21,163           26,681
       Accrued income taxes                                    3,343            3,211
       Other accrued liabilities                              36,361           41,833
                                                           ---------        ---------
                Total current liabilities                     66,905           72,058
                                                           ---------        ---------

Long-term liabilities
       Long-term debt                                          5,395            9,101
       Convertible subordinated notes                         57,500           63,200
       Other long-term liabilities                             3,990            3,990
                                                           ---------        ---------
                Total long-term liabilities                   66,885           76,291
                                                           =========        =========

Stockholders' equity:
       Common stock                                            1,653            1,641
       Capital in excess of par value                         94,504           93,249
       Retained earnings                                      27,761           23,577
       Unamortized restricted stock plan expense                (366)            (443)
                                                           ---------        ---------
                Total stockholders' equity                   123,552          118,024
                                                           ---------        ---------
                                                           $ 257,342        $ 266,373
                                                           =========        =========


A- The balance sheet at June 30, 1997, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                  For The Six Months Ended
                                                                                         December 31
                                                                                  ------------------------
                                                                                    1997            1996
                                                                                  --------        --------
OPERATING ACTIVITIES:
Income (loss) from continuing operations                                          $  4,184        $ (1,838)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities
       Gain from sale of subsidiary                                                   --            (2,744)
       Depreciation and amortization                                                 4,040           4,419
       Amortization of intangible assets                                               688             690
       Deferred taxes                                                                2,418         (12,924)
       Amortization of debt issuance costs                                             146             105
       Other adjustments                                                                37            --
Net effect of changes in:
       Accounts receivable                                                         (11,804)           (678)
       Refundable income taxes                                                      10,085            --
       Inventories                                                                   5,963           8,858
       Prepaid expenses                                                               (721)             41
       Accounts payable                                                             (5,518)           (877)
       Accrued income taxes                                                            236          (1,128)
       Other accrued liabilities and long-term liabilities                           2,081           2,449
                                                                                  --------        --------
Net cash provided by (used in) continuing operations                                11,835          (3,627)
Net cash provided by (used in) discontinued operations                              (3,745)            874
                                                                                  --------        --------
Net cash provided by (used in) operating activities                                  8,090          (2,753)
                                                                                  --------        --------

INVESTING ACTIVITIES:
Capital expenditures                                                                (5,295)         (4,951)
Proceeds from sale of subsidiary                                                      --             3,501
Other                                                                                 (500)           (975)
                                                                                  --------        --------
Net cash (used in) continuing operations investing activities                       (5,795)         (2,425)
Net cash provided by (used in) discontinued operations investing activities         (1,223)            105
                                                                                  --------        --------
Net cash (used in) investing activities                                             (7,018)         (2,320)
                                                                                  --------        --------

FINANCING ACTIVITIES:
Payments on  long-term debt                                                            (71)            (65)
Net borrowings (repayments) under bank credit facilities                            (3,630)          5,000
Issuance of common stock                                                             1,163           1,473
                                                                                  --------        --------
Net cash provided by (used in) continuing operations financing activities           (2,538)          6,408
Net cash (used in) discontinued operations financing activities                       (100)           (200)
                                                                                  --------        --------
Net cash provided by ( used in) financing activities                                (2,638)          6,208
                                                                                  --------        --------

Net increase (decrease) in cash and cash equivalents                                (1,566)          1,135
Cash and cash equivalents at beginning of year                                       4,974           4,560
                                                                                  --------        --------
Cash and cash equivalents at end of year                                          $  3,408        $  5,695
                                                                                  ========        ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
       Interest                                                                   $  2,296        $  1,981
       Income taxes                                                                   (196)            592


See accompanying notes.

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (unaudited)


Note 1 -          Basis of Presentation
                  The financial information at December 31, 1997, and for the three and six-month periods ended December 31, 1997 and 1996, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc. believes are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements for fiscal 1997 have been restated to reflect the accounts of Microwave Networks (MN) and Satellite Transmission Systems (STS) as discontinued operations. Discontinued operations accounting has been continued into fiscal 1998. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1997, included in the California Microwave, Inc. 1997 Annual Report to Stockholders.

Note 2. -         Earnings Per Share
                  In 1997, the Financial Accounting Standards Board issued
                  Statement of Financial Accounting Standards No. 128, Earnings
                  Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per shares. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note 3-           Discontinued Operations
                  As a result of continued disappointing operating performance by the Microwave Network (MN) division and the Satellite Transmission Systems (STS) division, during December 1996 and January 1997, the Company performed a comprehensive review of these and certain other of the Company's operations, including a review of inventory levels, product development and migration plans, and facility and personnel needs. This review resulted in the write-off of certain inventories, the restructuring of MN's and STS' operations, and the taking of charges relating to warranty and contract issues that arose at MN and STS during the second quarter. Inventory, warranty and contract, and other charges of approximately $32 million were reflected in the discontinued operations for the second quarter. Restructuring charges of approximately $8 million were reflected in the results of operations in the third quarter of fiscal 1997.

                  In June 1997, the Company's Board of Directors adopted a formal plan to sell its Microwave Networks and Satellite Transmission Systems business units.

                  During the three months and six months ended December 31, 1997 and 1996, the discontinued operations of the Company incurred losses as shown below:


                                                  Three Months Ended              Six Months Ended
In thousands                                          December 31                    December 31
                                               ------------------------        ------------------------
                                                 1997*          1996             1997*          1996
                                               --------        --------        --------        --------
Loss from operation before tax benefit         $ (3,839)       $(33,682)       $ (7,133)       $(37,995)
Income tax benefit                               (1,267)        (11,115)         (2,354)        (12,525)
                                               --------        --------        --------        --------
Net loss                                       $ (2,572)       $(22,567)       $ (4,779)       $(25,470)
                                               ========        ========        ========        ========


                  *The net loss for the periods ended December 31, 1997, was provided for by the ($8,371,000) accrual established at June 30, 1997, for the net loss on disposal. Losses until the date of disposition of STS and MN will be charged to this accrual.

                  On December 22, 1997, the Company entered into an agreement with L-3 Communications Corporation to sell its Satellite Transmission Systems (STS) division to L-3 for $27 million in cash. It is expected that no gain or loss will be reported on this divestiture. The closing of the transaction, which is expected to occur in February 1998, is subject to certain conditions.

Note 4-           Litigation Settlement
                  The Company announced in November 1995, that a shareholders' class action lawsuit had been filed in the United States District Court for the Northern District of California against it and certain of its former officers on behalf of persons who purchased shares of the company's common stock between September 6, 1994, and June 29, 1995. The complaint filed in the lawsuit alleged certain violations of the federal securities laws by the company and certain of its former officers and sought damages in an unspecified amount. Although California Microwave does not believe that it or its former officers committed any securities law violations and considers the allegations made in the class action suit to be without merit, in order to avoid the expense and distraction of protracted litigation, the Company has reached an agreement to settle the lawsuit. The net expense of the settlement (including defense costs) to the Company, recorded as an expense in California Microwave's fiscal 1998 second quarter, is $1.9 million, before taxes, or approximately $.07 per share. The settlement of the lawsuit, the total amount of which is $14 million, a substantial portion of which will be borne by the Company's insurance carriers, has been preliminarily approved by the Court. Notice of the proposed settlement has been given to members of the class and the final approval hearing is scheduled for March 13, 1998.

Note 5 -          Inventories


                                            (in thousands)
                                         ---------------------
                                        December 31    June 30
                                           1997         1997
                                         -------       -------
Projects in process                      $13,800       $ 7,795
Less progress billings                     2,550         1,938
                                         -------       -------
                                          11,250         5,857
Work-in-process and finished goods        10,001        21,915
Raw materials and parts                   23,139        22,581
                                         -------       -------
                                         $44,390       $50,353
                                         =======       =======


Note 6 -          Stockholders' Equity
                  The change in capital in excess of par value for the six months ended December 31, 1997, consists principally of common stock issuances and tax benefit of options exercised.

Note 7 -         Income Taxes
                 At December 31, 1997, the Company has a cumulative net deferred tax asset of $23.4 million that will be available to reduce payments on future tax liabilities. Management of the Company believes it is more likely than not that the asset will be realized through future profitable operations, and tax planning strategies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made below and elsewhere in this Form 10-Q that are not historical facts, including any statements about expectations for fiscal year 1998 and beyond, involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, estimates and expectations include, but are not limited to, delays in the receipt of orders or in the shipment of products, delays in the disposal of discontinued operations and the amount of net proceeds received, delays in transitioning from older to new products, and other factors referred to under "Information Regarding Forward Looking Statements" in the Company's Form 10-K Annual Report for its fiscal year ended June 30, 1997, and in the Company's Consolidated Financial Statements and Notes to Financial Statements contained in its 1997 Annual Report to Stockholders. The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In June 1997, the Company decided to divest its Satellite Transmission Systems
(STS) and Microwave Networks (MN) business units. The STS and MN businesses have been accounted for as discontinued operations in the accompanying financial statements. Accordingly, the discussion that follows concerns only the results of continuing operations. The fiscal year 1997 accounts have been reclassified to conform to this presentation.

The following table sets forth for the periods indicated (i) certain income and expense items expressed as a percentage of the Company's total sales and (ii) the percentage change of such items for the three and six months ended December 31, 1997, compared to the three and six months ended December 31, 1996. See Condensed Consolidated Statements of Operations.


                                                                                                           Period to Period
                                                             Percent of Sales                             Increase (Decrease)
                                               -----------------------------------------------          ----------------------
                                                 Three Months                 Six Months           Three Months        Six Months
                                                     Ended                       Ended                Ended              Ended
                                                   December 31                 December 31          December 31       December 31
                                               -------------------         -------------------          ----              ----
                                               1997          1996          1997          1996       1997 vs 1996      1997 vs 1996
                                               -----         -----         -----         -----          ----              ----
Sales                                          100.0%        100.0%        100.0%        100.0%          6.1%              5.2%
Gross margin                                    35.3          19.7          33.6          24.6          89.7              43.5
Research and development expenses                7.7           7.3           7.5           7.4          11.9               5.3
Marketing and administration expenses           21.3          20.6          19.1          18.9           9.4               6.2
Amortization of intangible assets                0.5           0.6           0.5           0.6            --                --
Operating income (loss)                          5.7          (8.8)          6.5          (2.3)           NM                NM
Interest (expense) net                          (1.3)         (2.1)         (1.5)         (2.1)        (32.4)            (24.4)
Income (loss) from continuing operations
before income taxes                              4.4          (6.5)          5.0          (2.2)           NM                NM
Income (loss) from continuing operations         2.8          (4.5)          3.2          (1.5)           NM                NM


NM-Not meaningful

The following table sets forth sales by product class and by market sector for the three and six months ended December 31, 1997 and 1996 (in thousands):


                                                                     Sales
                                          -----------------------------------------------------------
                                               Three Months                        Six Months
                                                   Ended                              Ended
                                                December 31                        December 31
                                          ------------------------        ---------------------------
                                            1997          1996               1997            1996
                                          ---------     ----------        ----------       ----------
Satellite Communications                  $  24,976      $  20,820         $  49,362       $   40,327
Radio Products                               22,696         18,827            41,439           37,464
Information collection and
communications                               18,882         23,107            40,180           46,740
                                          ---------     ----------        ----------       ----------
                                          $  66,554      $  62,754          $130,981         $124,531
                                          =========      =========          ========         ========

International                             $  22,913      $  18,020         $  42,908          $33,651
U.S. Commercial                              21,629         19,413            40,558           37,569
U.S. Government                              22,012         25,321            47,515           53,311
                                          ---------     ----------        ----------       ----------
                                          $  66,554      $  62,754          $130,981         $124,531
                                          =========      =========          ========         ========


RESULTS OF OPERATIONS

       Sales Sales were $66.6 million and $62.8 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 6%. Satellite communications sales increased by 20%, as new modem and transceiver products were successfully introduced and sold. Radio product sales increased by 21% due to a substantial increase in sales of multipoint data radios into Latin America. Information collection and communication sales declined by 18%, as certain U.S. government projects matured, resulting in lower sales.

       U.S. commercial sales and international sales increased 11% and 27%, respectively, while sales to the U.S. government decreased 13% in the second quarter. The increase in international sales is consistent with the increase in satellite communications product sales and radio product sales mentioned above. Sales to the U.S. government declined by 13% in the three months ended December 31, 1997, as sales were unusually strong in the first half of fiscal 1997 due to a large project to add sensors to existing Airborne Reconnaissance Low program platforms. This project was completed in early fiscal 1998.

       Sales were $131.0 million and $124.5 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 5%. Satellite communications and radio product sales increased 22% and 11%, respectively, substantially offsetting a 14% decrease in information and communications sales. International and U.S. commercial sales increased 28% and 8%, respectively, while U.S. government sales decreased 11%.

       Gross Margin Gross margin was $23.5 million and $12.4 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 90%. Gross margin as a percentage of total sales was 35.3% and 19.7% for such periods, respectively. The increase in gross margin in dollars and as a percentage of sales was due in part to higher sales of satellite communications and radio products, which have higher gross margins, and to lower sales to the U.S. government, which have lower gross margins. In addition, in fiscal 1997 charges to cost of sales for continuing operations of approximately $6.0 million (9.6% of total sales) were recorded for the three months ended December 31, 1996. The charges were the result of a comprehensive review of all of the Company's operations in fiscal 1997.

       Gross margin was $44.0 million and $30.6 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 43%. Gross margin as a percentage of sales was 33.6% and 29.4% (excluding the $6.0 million of charges) for such periods, respectively. The increase in gross margin in dollars and as a percentage of sales was consistent with the reasons given above for the three months ended December 31, 1997 and 1996.

       Research and Development Research and development expenses were $5.1 million and $4.6 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 12%. Research and development expenses as a percentage of sales were 7.7% and 7.3% for such periods, respectively. The Company continues to focus its research and development efforts primarily on the development of new satellite networking products and software and radio products.

       Research and development expenses were $9.8 million and $9.3 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 5%. Research and development expenses as a percentage of sales were 7.5% and 7.4% for such periods, respectively.

       Marketing and Administration Marketing and administration expenses were $14.2 million and $13.0 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 9%. Marketing and administration expenses as a percentage of total sales were 21.3% and 20.6% for such periods, respectively. Included in the three months ended December 31, 1997, was a charge for $1.9 million ($0.07 per share) for the settlement of a lawsuit (including defense costs) and included in the three months ended December 31, 1996, was a charge for $1.3 million for severance charges for the Company's former chief executive officer. The Company has experienced some increase in costs in this area as a result of hiring and relocation of several key members of the new management team, which should be complete in the third quarter of fiscal 1998.

       Marketing and administration expenses were $25.0 million and $23.5 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 6%. Marketing and administration expenses as a percentage of sales were 19.1 and 18.9% for such periods, respectively.

       Amortization of Intangible Assets Amortization expenses associated with intangible assets remained constant at approximately $345,000 per three months for the three months and six months ended December 31, 1997.

       Interest Expense, Net Net interest expense was $0.9 million and $1.3 million for the three months ended December 31, 1997 and 1996, respectively, representing a 32% decrease. Net interest expense was $2.0 million and $2.7 million for the six months ended December 31, 1997 and 1996, respectively, representing a 24% decrease. The decrease in net interest expense for the three months and six months ended December 31, 1997 and 1996 reflects principally the collection of refundable income taxes and the subsequent reduction in borrowings on credit lines.

       Provision for Income Taxes For the three months ended December 31, 1997, the Company provided for $1.1 million of taxes on income from continuing operations compared to a tax benefit of $1.3 million for the three months ended December 31, 1996. The effective tax rate for fiscal 1998 is 36%. The tax benefit rate of 33%, which was established in the second quarter of fiscal 1997, is less than the effective tax rate due primarily to the loss in certain states of benefits from loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1997, the Company had working capital of $109.6 million, including $3.4 million of cash and cash equivalents, compared with working capital of $111.5 million, including cash and cash equivalents of $5.0 million, at June 30, 1997.

       Net cash provided by (used in ) continuing operations was $11.8 million and ($3.6) million for the six months ended December 31, 1997 and 1996, respectively. During the first six months of fiscal 1998, the Company obtained $10.1 million from income tax refunds, which was offset by an increase in accounts receivables of $11.8 million. Days receivable increased to 65 days at December 31, 1997, from 46 days at June 30, 1997, due principally to the fact that U.S. government collections were extraordinarily large in June 1997 and returned to normal levels in the first half of fiscal 1998 and the increase in international sales and related receivables, which have extended terms in certain cases. The Company has established a new bank discount facility and has resumed selling certain export receivables, which are covered by trade credit insurance. Receivables sold to a bank at December 31, 1997, were $6.7 million compared to $7.0 million at June 30, 1997. Operating income adjusted for non cash items provided (used) cash of $11.5 million and ($12.3) million in fiscal 1998 and 1997, respectively. Cash provided (used in) discontinued operations was ($3.7) million and $0.9 million during the six months ended December 31, 1997 and 1996, respectively.

       The Company's investing activities during the first six months of fiscal 1998 included capital expenditures of $5.3 million. Total cash used for investing activities was $7.0 million. Net cash used for investing activities during the first six months of fiscal 1997 was $2.3 million, which included $4.9 million of capital expenditures and cash proceeds of $3.5 million from the sale of a subsidiary.

       During the first six months of fiscal 1998, cash and cash equivalents of $2.5 million were used in financing activities, including net repayments of $3.7 million under the Company's credit lines, offset by sales of $1.2 million of common stock to employees under on-going stock option and purchase plans. During the first six months of fiscal 1997, the Company borrowed $5.0 million under its credit lines and sold $1.5 million of common stock to its employees.

       The above activity resulted in a net increase (decrease) in cash and cash equivalents of ($1.6) million and $1.1 million for the first six months of fiscal 1998 and 1997, respectively.

       The Company has a $40 million committed asset-based bank credit facility, which expires in June 2000. As of December 31, 1997, there were $2.4 million of borrowings and $13.6 million of standby letters of credit and guarantees outstanding under this credit facility. At December 31, 1997, the Company was not in compliance with certain covenants required by its industrial development bond agreements. The lenders have waived such non-compliance.

       The Company believes that its current cash position, funds generated from operations and funds it believes will be available from its credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service (including payment of the $5.7 million note due Motorola, Inc. in October, 1998) for at least the next 12 months.

OTHER FINANCIAL INFORMATION

       Bookings Orders booked were $86.6 million and $71.7 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 21%. Bookings for information collection and communication systems during the second quarter of fiscal 1998 increased 20% to $35.5 million, and accounted for 41% of total bookings. Radio products and satellite communications product bookings increased by 35% and 10% respectively. The receipt of new orders in the information collection and communication systems area tend to be uneven, as they are program or project based.

       For the six months ended December 31, 1997, bookings increased in commercial product areas and decreased slightly in U.S. government segments, compared to the same period of the prior fiscal year. Radio products bookings increased by 19% and represented 31% of total bookings of $141.8 for the six months ended December 31, 1997. Similarly, satellite communication products bookings increased by 10% and represent 38% of total bookings. Information collection and communication system bookings decreased by 1% for the six months ended December 31, 1997.

       Backlog Backlog was $101.9 million and $103.1 million at December 31, 1997 and 1996, respectively, representing a decrease of 1%. Substantially all of the December 31, 1997, backlog is expected to be delivered within twelve months.

       Changes in announced Sales and Bookings by Market Sector Subsequent to the Company's press release of January 14, 1998, corrections of the bookings and sales of Satellite Communications and Information Collection and Communications resulted in a reduction of Q2 FY1997 Satellite Communications bookings and sales by $3.3 million and $1.7 million, respectively, and an increase in Information Collection and Communications bookings and sales by the same amounts. The press release should have indicated for Q2 FY1998 increases of 10% in bookings and 20% in sales for Satellite Communications, and increases of 20% in bookings and decreases of 18% in sales for Information Collection and Communications. These corrections had no effect on the Company's total bookings and sales.

                                               Part II - Other Information


Item 1.       Legal Proceedings

              On November 9, 1995, and December 12, 1995, putative class-action lawsuits entitled Rick Fairchild v. California Microwave, Inc. et al. and Mark E. McKinney v. California Microwave, Inc., et al. were filed in the United States District Court for the Northern District of California. The Plaintiffs in these two cases, which have been consolidated, alleged that the Company and certain of its former executive officers violated various Federal securities laws through material misrepresentations and omissions during the period between September 6, 1994 and June 29, 1995. Although the Company does not believe that it or its former officers committed any securities law violations, and considers the allegations made in the class-action suit to be without merit, in order to avoid the expense and distraction of protracted litigation, the Company reached an agreement to settle the lawsuit with the Plaintiffs. The net expense of the settlement (including defense costs) to the Company, recorded as an expense in California Microwave's fiscal 1998 second quarter is $1.9 million, before taxes, or approximately $0.7 cents per share. The United States District Court for the Northern District of California has preliminarily approved the settlement, notice of the settlement has been given to the members of the class covered by the proposed settlement and the final approval hearing before the Court has been scheduled for March 13, 1998.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 11 - Statement re computation of per share earnings (losses). Exhibit 27 - Financial Data Schedule.

              (b) Reports on Form 8-K. December 19, 1997, reporting under Item 5 - Other events Announcement of agreement to settle Securities Law Litigation. Announcing of agreement to sell STS division.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA MICROWAVE, INC.




February 4, 1998               BY     /s/   Frederick D. Lawrence
-------------------------             --------------------
Date                                  Frederick D. Lawrence
                                      Chairman of the Board
                                      President and Chief Executive Officer




February 4, 1998               BY     /s/   Donna S. Birks
-------------------------             --------------------
Date                                  Donna S. Birks
                                      Executive Vice President
                                      Chief Financial Officer