Form 10-Q
period 1998-03-31
CALIFORNIA MICROWAVE INC
filed 1998-05-19
CIK 16357

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________________to__________

                         Commission File Number 0-7428

                           CALIFORNIA MICROWAVE, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      94-1668412
         --------                                      ----------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
    of Incorporation)

1143 BORREGAS AVENUE, SUNNYVALE, CAIFORNIA                         94089
------------------------------------------                         -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             (408) 732-4000
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

                                    YES X    NO___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Classes                                   Outstanding at April 29, 1998
-------------------------------                    -----------------------------
Common Stock $.10 Par Value                                  16,206,812

                          Part I. Financial Information

Item 1.  Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                           Three Months Ended               Nine Months Ended
                                                 March 31                       March 31
                                        -------------------------       -------------------------
                                          1998            1997            1998            1997
                                        ---------       ---------       ---------       ---------
Net sales                               $  66,631       $  58,559       $ 197,612       $ 183,090
Cost of products sold                      44,062          40,197         131,074         134,080
                                        ---------       ---------       ---------       ---------
Gross margin                               22,569          18,362          66,538          49,010
                                        ---------       ---------       ---------       ---------
Expenses:
Research and development                    4,881           4,154          14,643          13,426
Marketing and administration               11,630           9,659          36,605          33,180
Amortization of intangible assets             344             373           1,032           1,063
                                        ---------       ---------       ---------       ---------
    Total expenses                         16,855          14,186          52,280          47,669
                                        ---------       ---------       ---------       ---------

Operating income                            5,714           4,176          14,258           1,341
Interest expense                           (1,315)         (1,409)         (3,476)         (4,142)
Interest income                               435               3             590              82
Gain on sale of subsidiary                     --              --              --           2,744
                                        ---------       ---------       ---------       ---------
Income from continuing operations
before income taxes                         4,834           2,770          11,372              25
Provision for income taxes                  1,729             915           4,083               8
                                        ---------       ---------       ---------       ---------
Income from continuing operations           3,105           1,855           7,289              17
Loss from discontinued operations         (12,500)         (7,859)        (12,500)        (33,289)
                                        ---------       ---------       ---------       ---------
Net income (loss)                       $  (9,395)      $  (6,004)      $  (5,211)      $ (33,272)
                                        =========       =========       =========       =========

Income (loss) per share (basic):
Continuing operations                   $     .19       $     .11       $     .44       $     .00
Discontinued operations                      (.76)           (.48)           (.76)          (2.06)
                                        ---------       ---------       ---------       ---------
Net income (loss)                       $    (.57)      $    (.37)      $    (.32)      $   (2.06)
                                        =========       =========       =========       =========

Average shares                             16,505          16,273          16,509          16,182

Income (loss) per share (diluted):
Continuing operations                   $     .19       $     .11       $     .44       $     .00
Discontinued operations                      (.75)           (.48)           (.75)          (2.04)
                                        ---------       ---------       ---------       ---------
Net income (loss)                       $    (.56)      $    (.37)      $    (.31)      $   (2.04)
                                        =========       =========       =========       =========

Average shares and equivalents             16,780          16,407          16,753          16,300



See accompanying notes.

                           CALIFORNIA MICROWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                          March  31       June 30
                                                            1998            1997
                                                         -----------     -----------
Assets                                                   (unaudited)        (A)
Current assets:
      Cash and cash equivalents                          $   3,265       $   4,974
      Short-term investments                                 2,838           2,097
      Refundable income taxes                                   --          10,085
      Accounts receivable                                   55,159          35,701
      Inventories                                           50,819          50,353
      Deferred tax assets                                   21,242          18,359
      Prepaid expenses                                       2,589           1,391
      Net current assets of discontinued operations         39,342          60,604
                                                         ---------       ---------
             Total current assets                          175,254         183,564
                                                         ---------       ---------

Net property, plant and equipment                           23,696          22,812
Deferred tax assets                                          7,411           7,411
Intangible and other assets                                 32,832          33,534
Net long-term assets of discontinued operations              8,143          19,052
                                                         ---------       ---------
                                                         $ 247,336       $ 266,373
                                                         =========       =========

Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt                  $     340       $     333
      Accounts payable                                      20,738          26,681
      Accrued income taxes                                   3,343           3,211
      Other accrued liabilities                             52,874          41,833
                                                         ---------       ---------
             Total current liabilities                      77,295          72,058
                                                         ---------       ---------

Long-term liabilities:
      Long-term debt                                         2,985           9,101
      Convertible subordinated notes                        57,500          63,200
      Other long-term liabilities                            2,000           3,990
                                                         ---------       ---------
             Total long-term liabilities                    62,485          76,291
                                                         =========       =========

Stockholders' equity:
      Common stock                                           1,665           1,641
      Capital in excess of par value                        95,923          93,249
      Retained earnings                                     18,366          23,577
      Unamortized restricted stock plan expense               (341)           (443)
      Treasury stock                                        (8,057)             --
                                                         ---------       ---------
             Total stockholders' equity                    107,556         118,024
                                                         ---------       ---------
                                                         $ 247,336       $ 266,373
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

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                  Nine Months Ended
                                                                                        March 31
                                                                                 1998           1997
                                                                               --------       --------
Operating activities:
Income from continuing operations                                              $  7,289       $     17
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities
      Gain from sale of subsidiary                                                   --         (2,744)
      Depreciation and amortization                                               6,461          6,134
      Amortization of intangible assets                                           1,032          1,063
      Deferred taxes                                                              4,147        (16,388)
      Amortization of debt issuance costs                                           238            200
      Other adjustments                                                            (575)            --
Net effect of changes in:
      Accounts receivable                                                       (19,458)         4,222
      Refundable income taxes                                                    10,085             --
      Inventories                                                                  (466)          (294)
      Prepaid expenses                                                           (1,198)           (38)
      Accounts payable                                                           (5,943)         2,275
      Accrued income taxes                                                          236           (607)
      Other accrued liabilities and long-term liabilities                         4,134         10,895
                                                                               --------       --------
Net cash provided by continuing operations                                        5,982          4,735
Net cash (used in) discontinued operations                                       (6,662)        (6,597)
                                                                               --------       --------
Net cash (used in) operating activities                                            (680)        (1,862)
                                                                               --------       --------
Investing activities:
      Capital expenditures                                                       (6,837)        (6,310)
      Proceeds from sale of subsidiary                                               --          3,501
      Proceeds from sale of discontinued operations                              27,000             --
      Other                                                                      (2,596)          (976)
                                                                               --------       --------
Net cash provided by (used in) continuing operations investing activities        17,567         (3,785)
Net cash (used in) discontinued operations investing activities                  (1,230)        (1,219)
                                                                               --------       --------
Net cash provided by (used in) investing activities                              16,337         (5,004)
                                                                               --------       --------
Financing activities:
Payments on long-term debt                                                         (109)          (109)
Net borrowings (repayments) under bank credit facilities                         (6,000)         1,000
Repayment of convertible subordinated notes                                      (5,700)            --
Issuance of common stock                                                          2,600          3,249
Purchases of treasury stock                                                      (8,057)            --
                                                                               --------       --------
Net cash provided by (used in) continuing operations financing activities       (17,266)         4,140
Net cash (used in) discontinued operations financing activities                    (100)          (200)
                                                                               --------       --------
Net cash provided by (used in) financing activities                             (17,366)         3,940
                                                                               --------       --------
Net (decrease) in cash and cash equivalents                                      (1,709)        (2,926)
Cash and cash equivalents at beginning of year                                   (4,974)         4,560
                                                                               --------       --------
Cash and cash equivalents at end of period                                     $  3,265       $  1,634
                                                                               ========       ========
Supplemental disclosure of cash flow information
Cash paid during the period for:
      Interest                                                                 $  2,339       $  3,475
      Income taxes                                                                 (300)           592


See accompanying notes

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 -       Basis of Presentation

               The financial information at March 31, 1998, and for the three and nine-month periods ended March 31, 1998 and 1997, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of California Microwave, Inc. believes are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements for fiscal 1997 have been restated to reflect the accounts of Microwave Networks (MN) and Satellite Transmission Systems (STS) as discontinued operations. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1997, included in the California Microwave, Inc. 1997 Annual Report to Stockholders.

Note 2 -       Earnings Per Share

               In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per shares. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. This restatement did not result in any material changes. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                     Computation of Per Share Income (Loss)
                    (In thousands, except per share amounts)


                                                     Three months ended            Nine months ended
                                                          March 31                       March 31
                                                   -----------------------       -----------------------
                                                     1998           1997           1998          1997
                                                   --------       --------       --------       --------
BASIC - EPS:
------------

Income from continuing operations                  $  3,105       $  1,855       $  7,289       $     17
Loss from discontinued operations                   (12,500)        (7,859)       (12,500)       (33,289)
                                                   --------       --------       --------       --------
Net income (loss)                                  $ (9,395)      $ (6,004)      $ (5,211)      $(33,272)
                                                   ========       ========       ========       ========

Average shares outstanding                           16,505         16,273         16,509         16,182
                                                   ========       ========       ========       ========

Income (loss) per share:
     Continuing operations                         $    .19       $    .11       $    .44       $    .00
     Discontinued operations                           (.76)          (.48)          (.76)         (2.06)
                                                   --------       --------       --------       --------
     Net income (loss)                             $   (.57)      $   (.37)      $   (.32)      $  (2.06)
                                                   ========       ========       ========       ========

DILUTED - EPS:
--------------

Income from continuing operations                  $  3,105       $  1,855       $  7,289       $     17

Add back interest, net of taxes                         (a)            (a)            (a)            (a)
                                                   --------       --------       --------       --------


Income from continuing operations                  $  3,105       $  1,855       $  7,289       $     17
Loss from discontinued operations                   (12,500)        (7,859)       (12,500)       (33,289)
                                                   --------       --------       --------       --------
Net income (loss)                                  $ (9,395)      $ (6,004)      $ (5,211)      $(33,272)
                                                   ========       ========       ========       ========

Average shares and equivalents - basic               16,505         16,273         16,509         16,182

Add - additional common stock equivalents of
the Company's stock options                             275            134            244            118

Add - shares to be issued at conversion of
convertible debentures                                  (a)            (a)            (a)            (a)
                                                   --------       --------       --------       --------

Average shares and equivalents                       16,780         16,407         16,753         16,300
                                                   ========       ========       ========       ========

Income (loss) per share
     Continuing operations                         $    .19       $    .11       $    .44       $    .00
     Discontinued operations                           (.75)          (.48)          (.75)         (2.04)
                                                   --------       --------       --------       --------
     Net income (loss)                             $   (.56)      $   (.37)      $   (.31)      $  (2.04)
                                                   ========       ========       ========       ========

(a) Anti-dilutive as to convertible subordinated debentures in fiscal 1998 and 1997.

Note 3 -       Discontinued Operations

               In June 1997, the Company's Board of Directors adopted a formal plan to sell the Microwave Networks (MN) and Satellite Transmission Systems (STS) divisions. At that time, the operating results and financial position of these divisions were classified separately as discontinued operations in the Company's financial statements and a provision of $8.4 million (after related tax benefit of $3.8 million) was made for expected losses until the units could be sold and for the then expected losses on their eventual sale. STS was sold to L-3 Communications Corporation on February 5, 1998, for $27 million cash. MN was sold to Tadiran Ltd on April 21, 1998, for approximately $31.5 million cash. During the quarter ended March 31, 1998, the Company recorded an additional provision for $12.5 million (after related tax benefit of $7.0 million) in losses on discontinuance of these units.

               For the three and nine-month periods ended March 31, 1997, these discontinued units incurred losses from operations of $7.9 million (after related tax benefits of $3.9 million) and $33.3 million (after related tax benefits of $16.4 million) on revenues (not shown in the condensed consolidated statements of operations) of $34 million and $131 million, respectively. The losses for the March 31, 1997, quarter included restructuring charges of approximately $8 million before tax benefits. The losses for the nine months ended March 31, 1997, include the $8 million in restructuring charges plus an additional amount of approximately $32 million recorded in the quarter ended December 31, 1996, for inventory, warranty and contract provisions, all before related tax benefits. The operating losses of these discontinued units in the current fiscal year and the anticipated loss on sale of MN assets were charged against the provision for loss on discontinuance established at June 30, 1997, and increased in the quarter ended March 31, 1998.

Note 4 -       Litigation Settlement

               The Company announced in November 1995, that a shareholders' class action lawsuit had been filed in the United States District Court for the Northern District of California against it and certain of its former officers on behalf of persons who purchased shares of the company's common stock between September 6, 1994, and June 29, 1995. The complaint filed in the lawsuit alleged certain violations of the federal securities laws by the company and certain of its former officers and sought damages in an unspecified amount. Although California Microwave did not believe that it or its former officers committed any securities law violations and considered the allegations made in the class action suit to be without merit, in order to avoid the expense and distraction of protracted litigation, the Company reached an agreement to settle the lawsuit. The net expense of the settlement (including defense costs) to the Company, recorded as an expense in California Microwave's fiscal 1998 second quarter, was $1.9 million, before taxes, or approximately $.07 per share. The court approved the settlement on March 23, 1998.

Note 5 -       Inventories                                             (in thousands)
               -----------
                                                                  March 31        June 30
                                                                   1998             1997
                                                                 ---------        --------
               Projects in process                               $  14,751       $   7,795
               Less progress billings                                1,804           1,938
                                                                 ---------        --------
                                                                    12,947           5,857
               Work-in-process and finished goods                   18,267          21,915
               Raw materials and parts                              19,605          22,581
                                                                 ---------        --------
                                                                 $  50,819        $ 50,353
                                                                 =========        ========

Note 6 -       Stockholders' Equity

               On February 12, 1998, the Company's Board of Directors authorized the repurchase for the treasury of up to 3,000,000 shares of its common stock. During the three months ended March 31, 1998, the Company acquired 398,000 treasury shares for $8,057,181. The change in capital in excess of par value for the nine months ended March 31, 1998, consists principally of common stock issuances and related tax benefit of options exercised.

Note 7 -       Income Taxes

               At March 31, 1998, the Company had a cumulative net deferred tax asset of $28.7 million that will be available to reduce payments on future tax liabilities. Management of the Company believes it is more likely than not that the asset will be realized through refunds of previously paid income taxes, future profitable operations, and tax planning strategies.

Note 8 -       Segment Reporting

               During the period ended March 31, 1998, the Company reorganized its six continuing operating divisions into three divisions, and elected to early adoption of segment reporting for the reorganized divisions in accordance with the provisions of Statement 131 of the Financial Accounting Standards Board (FASB).

               California Microwave's reportable segments are business units that develop, manufacture and distribute different products for specific industry customers. These reportable segments are each managed separately, because they each provide distinct products for different industry customers.

               California Microwave has three reportable segments:

               1) Satellite Communications Division consists of the EFData business unit which provides products and services to telecommunications carriers, companies and organizations. These products enable customers to provide voice, video and data services via satellite.

               2) Terrestrial Microwave Division represents the combination of Microwave Radio Communications (MRC) and Microwave Data Systems
               (MDS) which provide products and services mainly to the television broadcast, oil, gas and utility industries. The products of both of these operations are based on microwave radio technology and although currently manufactured separately, are produced and tested with similar equipment and techniques.

               3) Government includes the Government Electronics Division (GED), Airborne Systems Integrated Division (ASID) and the Services Division (SD). These operations contract principally with the United States Department of Defense and provides products and services principally in the areas of communications, reconnaissance and surveillance systems.

               Intersegment sales are recorded at negotiated sales prices, which approximate market and the related intercompany profit is eliminated in the Company's consolidation process. Cost transfers are minimal and are recorded at cost. Intersegment sales are not material in fiscal 1997 and 1998.

                     CALIFORNIA MICROWAVE SEGMENT REPORTING
            FOR THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

1998 - 3 MOS.(1)           TERRESTRIAL    SATELLITE   GOVERNMENT     ALL OTHERS        TOTAL
--------------------       -----------    ---------   ----------     -----------       -----
Net sales                   $ 21,318     $ 23,068        $ 22,291     $    (46)       $ 66,631
Operating income               4,018        2,007           2,269            0           8,294
Bookings                      20,712       22,146          25,836          855          69,549

International:
Sales                          8,100       13,500             600                       22,200
Bookings                       8,400       12,000           2,600                       23,000
----------------------------------------------------------------------------------------------



1997 - 3 MOS.(1)
----------------
Net sales                   $ 17,578     $ 17,740        $ 23,610      $  (369)       $ 58,559
Operating income               1,941        1,031           2,156         (164)          4,964
Bookings                      21,134       21,839          33,092         (803)         75,262

International:
Sales                          6,200       10,200             100                       16,500
Bookings                      11,400        9,600             400                       21,400
----------------------------------------------------------------------------------------------

                                                            Three months ended
Reconciliation                                             3/31/98       3/31/97
                                                           -------       -------
Operating profit from segments                             $ 8,294       $ 4,964
Corporate expenses                                          (2,748)       (1,278)
Amortization of intangible assets                             (344)         (373)
Interest expense                                              (880)       (1,406)
Eliminations                                                   510           863
                                                           -------       -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      $ 4,834       $ 2,770
                                                           =======       =======

(1) Includes DRT, sold in fiscal 1997, and Calnav, sold in fiscal 1998, and eliminations with discontinued operations in both fiscal 1998 and 1997

                     CALIFORNIA MICROWAVE SEGMENT REPORTING
             FOR NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997



1998 - 9 MOS.(1)           TERRESTRIAL   SATELLITE       GOVERNMENT   ALL OTHERS       TOTAL
--------------------       -----------   ---------       ----------   -----------    ---------
Net sales                   $ 62,112     $ 71,051        $ 68,059     $ (3,610)      $ 197,612
Operating income              10,372        7,847           5,897            0          24,116
Operating assets -
  period end                  37,919       58,873          34,857                      131,649
Bookings                      63,630       71,491          77,240         (984)        211,377
International:
Sales                         24,200       40,100             800                       65,100
Bookings                      24,000       40,300           2,900                       67,200
----------------------------------------------------------------------------------------------



1997 - 9 MOS.(1)
-----------------
Net sales                   $ 54,183       56,059          76,844    $  (3,996)      $ 183,090
Operating income               6,389       (1,542)          4,654       (1,054)          8,447
Operating assets -
  period end                  34,815       43,909          28,183                      106,907
Bookings                      57,306       65,436          86,807       (3,741)        205,808
International:
Sales                         14,800       34,100             500                       49,400
Bookings                      21,400       36,800             400                       58,600
----------------------------------------------------------------------------------------------


                                                            Nine months ended
Reconciliation                                            3/31/98         3/31/97
                                                          --------       --------
Operating profit from segments                            $ 24,116       $  8,447
Corporate expenses                                          (7,437)        (7,222)
Amortization of intangible assets                           (1,032)        (1,063)
Litigation settlement                                       (1,900)
Sale of subsidiary                                                          2,744
Interest expense                                            (2,886)        (4,060)
Eliminations                                                   511          1,179
                                                          --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     $ 11,372       $     25
                                                          ========       ========

(1) Includes DRT, sold in fiscal 1997, and Calnav, sold in fiscal 1998, and eliminations with discontinued operations in both fiscal 1998 and 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made below and elsewhere in this Form 10-Q that are not historical facts, including any statements about expectations for fiscal year 1998 and beyond, involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, estimates and expectations include, but are not limited to, delays in the receipt of orders or in the shipment of products, the Company's success in implementing its strategic plan, delays in transitioning from older to newer products, and other factors referred to under "Information Regarding Forward Looking Statements" in the Company's Form 10-K Annual Report for its fiscal year ended June 30, 1997, and in the Company's Consolidated Financial Statements and Notes to Financial Statements contained in its 1997 Annual Report to Stockholders. The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In June 1997, the Company decided to divest its Satellite Transmission Systems
(STS) and Microwave Networks (MN) business units and those business units were sold in February, 1998 and April, 1998, respectively. The STS and MN businesses have been accounted for as discontinued operations in the accompanying financial statements. Accordingly, the discussion that follows concerns only the results of continuing operations. The fiscal year 1997 accounts have been restated to conform to this presentation.

The following table sets forth for the periods indicated (i) certain income and expense items expressed as a percentage of the Company's total sales and (ii) the percentage change of such items for the three and nine months ended March 31, 1998, compared to the three and nine months ended March 31, 1997. See Condensed Consolidated Statements of Operations.

                                                                                               Period to Period
                                                         Percent of Sales                     Increase (Decrease)
                                                         ----------------                     -------------------
                                                 Three Months           Nine Months        Three Months    Nine Months
                                                    Ended                  Ended              Ended          Ended
                                                   March 31               March 31           March 31        March 31
                                               1998       1997        1998        1997     1998 vs 1997    1998 vs 1997
                                              ------     ------      ------      ------    ------------    ------------
Sales                                         100.0%     100.0%      100.0%      100.0%         13.8%          7.9%
Gross margin                                   33.9       31.4        33.7        26.8          22.9          35.8
Research and development expenses               7.3        7.1         7.4         7.3          17.5           9.1
Marketing and administration expenses          17.5       16.5        18.5        18.1          20.4          10.3
Amortization of intangible assets               0.5        0.6         0.5         0.6            --            --
Operating income                                8.6        7.1         7.2         0.7          36.8            NM
Interest (expense) net                         (1.3)      (2.4)        1.5        (2.2)        (37.4)        (29.0)
Income from continuing
operations before income taxes                  7.3        4.7         5.8         0.0          74.5           NM
Income from continuing operations               4.7        3.2         3.7         0.0          67.4           NM

NM - Not meaningful

RESULTS OF OPERATIONS

Sales

      Sales were $66.6 million and $58.6 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 14%. Satellite communications sales increased by 30%, as new modem and transceiver products were successfully introduced and sold. Terrestrial microwave (radio products) sales increased by 21% due to a substantial increase in sales of multiport data radios into Latin America. Government sales declined by 6%, as certain U.S. government projects matured, resulting in lower sales.

      U.S. commercial sales and international sales increased 18% and 35%, respectively. The increase in international sales is consistent with the increase in satellite communications product sales and terrestrial microwave (radio products) sales mentioned above. Sales to the U.S. government declined in the three months ended March 31, 1998, as sales were unusually strong in fiscal 1997 due to a large project to add sensors to existing Airborne Reconnaissance Low program platforms. This project was completed in early fiscal 1998.

      Sales were $197.6 million and $183.1 million for the nine months ended March 31, 1998, and 1997, respectively, representing an increase of 8%. Satellite communications and terrestrial microwave (radio products) sales increased 27% and 15%, respectively, substantially offsetting an 11% decrease in government sales. International and U.S. commercial sales increased 32% and 12%, respectively.

Gross Margin

      Gross margin was $22.6 million and $18.4 million for the three months ended March 31, 1998, and 1997, respectively, representing an increase of 23%. Gross margin as a percentage of total sales was 33.9% and 31.4% for such periods, respectively. The increase in gross margin in dollars and as a percentage of sales was due largely to higher sales of satellite communications and terrestrial microwave products, which have higher gross margins, and to lower sales to the U.S. government, which have lower gross margins.

      Gross margin was $66.5 million and $49.0 million for the nine months ended March 31, 1998, and 1997, respectively, representing an increase of 36%. Gross margin as a percentage of sales was 33.7% and 26.8% for such periods, respectively. In December 1996, charges of $6 million were recorded to cost of sales as a result of a comprehensive review of all Companies' operations. In addition, as described above, fiscal 1997 included a higher proportion of lower margin government sales.

Research and Development

      Research and development expenses were $4.9 million and $4.2 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 18%. Research and development expenses as a percentage of sales were 7.3% and 7.1% for such periods, respectively. The Company continues to focus its research and development efforts primarily on the development of new satellite networking products and software and microwave radio products.

      Research and development expenses were $14.6 million and $13.4 million for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 9%. Research and development expenses as a percentage of sales were 7.4% and 7.3% for such periods, respectively.

Marketing and Administration

      Marketing and administration expenses were $11.6 million and $9.7 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 20%. Marketing and administration expenses as a percentage of total sales were 17.5% and 16.5% for such periods, respectively. The Company has experienced some increase in costs in this area as a result of hiring and relocation of several key members of the new management team.

      Marketing and administration expenses were $36.6 million and $33.2 million for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 10%. Included in the three months ended December 31, 1997, was a charge for $1.9 million for the settlement of a lawsuit (including defense costs) and included in the three months ended December 31, 1996, was a charge for $1.3 million for severance charges for the Company's former chief executive officer. Marketing and administration expenses as a percentage of sales were 18.5% and 18.1% for such periods, respectively.

      The combining of the MRC and MDS businesses may lead to restructure charges in the three months ended June 30, 1998. These charges, if any, have not been determined at this time.

Amortization of Intangible Assets

      Amortization expenses associated with intangible assets remained constant at approximately $344,000 per quarter for the three months and nine months ended March 31, 1998.

Interest Expense, Net

      Net interest expense was $0.9 million and $1.4 million for the three months ended March 31, 1998 and 1997, respectively, representing a 37% decrease. Net interest expense was $2.9 million and $4.1 million for the nine months ended March 31, 1998 and 1997, respectively, representing a 29% decrease. The decrease in net interest expense for the three months and nine months ended March 31, 1998, reflects the collection of refundable income taxes in September, 1997 and the use of proceeds from the STS sale in February, 1998 to retire the Motorola subordinated debt of $5.7 million and the reduction in borrowings on credit lines.

Provision for Income Taxes

      For the three months ended March 31, 1998, the Company provided for $1.7 million of taxes on income from continuing operations compared to $0.9 million for the three months ended March 31, 1997. During the three months ended March 1998 and 1997, the Company recorded tax benefits on losses of discontinued operations of $7.0 million and $3.9 million, respectively. The effective tax rates were 36% and 33% for the nine months ended March 31, 1998 and 1997, respectively. The variation in tax rates is principally due to the loss, in fiscal 1997, in certain states of benefits from loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had working capital of $98.0 million, including $3.3 million of cash and cash equivalents, compared with working capital of $111.5 million, including cash and cash equivalents of $5.0 million, at June 30, 1997. This decline is due principally to retirement of $11.8 million of long-term debt and the purchase of $8.1 million of treasury stock in the nine months ended March 31, 1998.

      Net cash provided by continuing operations was $6.0 million and $4.7 million for the nine months ended March 31, 1998 and 1997, respectively. During the first nine months of fiscal 1998, the Company obtained $10.1 million from income tax refunds, which was offset by an increase in accounts receivable of $19.5 million. Days receivable increased to 75 days at March 31, 1998, from 46 days at June 30, 1997, due to; (a) U.S. government collections were extraordinarily large in June 1997 and returned to normal levels in fiscal 1998 and, (b) an increase in international sales and related receivables, which have extended terms in certain cases. The Company has established a new bank discount facility and has resumed selling certain export receivables, which are covered by trade credit insurance. Receivables sold to a bank at March 31, 1998, were $4.4 million compared to $7.0 million at June 30, 1997. Operating income adjusted for non-cash items provided cash of $14.4 million and $7.4 million in the nine months ended March 31, 1998 and 1997, respectively. Cash (used in) discontinued operations was ($6.7) million and ($6.6) million during the nine months ended March 31, 1998 and 1997, respectively.

      The Company's investing activities during the first nine months of fiscal 1998 include the receipt of $27.0 million from the sale of STS offset by capital expenditures of $6.8 million. Total cash provided by investing activities was $17.6 million. Net cash used for investing activities during the first nine months of fiscal 1997 was $3.8 million, which included $6.3 million of capital expenditures and cash proceeds of $3.5 million from the sale of a subsidiary.

      During the first nine months of fiscal 1998, cash and cash equivalents of $17.3 million were used in financing activities, including stock repurchases of $8.1 million, net repayment of $6.0 million under the Company's credit lines and repayment of $5.7 million of convertible subordinated notes, offset by sales of $2.6 million of common stock to employees under on-going stock option and purchase plans. During the first nine months of fiscal 1997, the Company borrowed $1.0 million under its credit lines and sold $3.2 million of common stock to its employees.

      On February 12, 1998, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's outstanding stock over the next six to twelve months. During the three months ended March 31, 1998, the Company acquired 398,000 treasury shares for $8,057,181.

      The above activity resulted in a net decrease in cash and cash equivalents of $1.7 million and $2.9 million for the first nine months of fiscal 1998 and 1997, respectively.

      The Company has a $30 million committed asset-based bank credit facility, which expires in June 2000. As of March 31, 1998, there were no borrowings and there were $1.7 million of standby letters of credit and guarantees outstanding under this credit facility. At March 31, 1998, the Company was not in compliance with certain covenants required by its industrial development bond agreements. The lenders have waived such non-compliance.

      The Company believes that its current cash position, funds generated from operations, funds from the sale of divested operations, and funds it believes will be available from its credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for at least the next 12 months.

OTHER FINANCIAL INFORMATION

Bookings

      Orders booked were $69.5 million and $75.3 million for the three months ended March 31, 1998 and 1997, respectively, representing a decrease of 8%. Bookings for government systems during the third quarter of fiscal 1998 decreased 22%. Terrestrial microwave and satellite communications product bookings decreased by 2% and increased by 1%, respectively. International bookings increased by 7% for the three months ended March 31, 1998, compared to the same period of the prior fiscal year. International bookings totaled $23 million and represent 33% of total bookings. The receipt of new orders in the government systems area tend to be uneven, as they are program or project based.

      For the nine months ended March 31, 1998, bookings increased in the terrestrial microwave and satellite communications segments by 11% and 9%, respectively, and decreased by 11% in the government segment, compared to the same period of the prior fiscal year. International bookings for the nine months increased by 15% over the bookings for the comparable period of the prior fiscal year and represent 32% of total bookings. Latin America bookings remained strong during the period.

Backlog

      Backlog was $104.8 million and $119.8 million at March 31, 1998 and 1997, respectively, representing a decrease of 12%. Substantially all of the March 31, 1998, backlog is expected to be delivered within twelve months.

                           Part II - Other Information


Item 1.    Legal Proceedings

           On November 9, 1995, and December 12, 1995, putative class-action lawsuits entitled Rick Fairchild v. California Microwave, Inc. et al. and Mark E. McKinney v. California Microwave, Inc., et al. were filed in the United States District Court for the Northern District of California. The Plaintiffs in these two cases, which were consolidated, alleged that the Company and certain of its former executive officers violated various Federal securities laws through material misrepresentations and omissions during the period between September 6, 1994 and June 29, 1995. Although the Company did not believe that it or its former officers committed any securities law violations, and considered the allegations made in the class-action suit to be without merit, in order to avoid the expense and distraction of protracted litigation, the Company reached an agreement to settle the lawsuit with the Plaintiffs. The net expense of the settlement (including defense costs) to the Company, recorded as an expense in California Microwave's fiscal 1998 second quarter, was $1.9 million, before taxes, or approximately $0.7 cents per share. The United States District Court for the Northern District of California approved the settlement on March 23, 1998.

 Item 6.   Exhibits and Reports on Form 8-K

           (a)   Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K.

                 February 13, 1998, reporting under Item 2- Disposition of
                   assets
                 Announcement of completion of sale of STS division
                 February 19, 1998 reporting under Item 5 - Other events Announcement of intention to purchase company shares
                 March 4, 1998 reporting under Item 5 - Other events Announcement of agreement to sell MN division
                 Announcement of additional charge for loss on disposition of discontinued operations

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA MICROWAVE, INC.




May 8, 1998                          BY   /s/   Frederick D. Lawrence
-----------------------------             --------------------------------------
Date                                      Frederick D. Lawrence
                                          Chairman of the Board
                                          President and Chief Executive Officer



May 8, 1998                          BY   /s/   Donna S. Birks
-----------------------------             --------------------------------------
Date                                      Donna S. Birks
                                          Executive Vice President
                                          Chief Financial Officer