Form 10-K405
period 1998-06-30
CALIFORNIA MICROWAVE INC
filed 1998-09-28
CIK 16357

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period __________________ to __________________


                         Commission File Number 0-07428

                           CALIFORNIA MICROWAVE, INC.
             (Exact name of registrant as specified in its charter)

                          ----------------------------

           Delaware                                              94-1668412
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                1143 Borregas Avenue, Sunnyvale, California 94089
                    (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $154,881,382 as of September 4, 1998.

     Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: On September 4, 1998, there were 15,034,269 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for fiscal year ended June 30, 1998. (Part II of Form 10-K)

(2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the registrant's 1998 Annual Meeting of Shareholders. (Part III of Form 10-K)

ITEM 1.  BUSINESS

General

     California Microwave, Inc. (the "Company") designs, manufactures and markets sophisticated systems, products and services used worldwide in satellite and wireless communications for the transmission of data, including Internet protocol data, video and voice. The Company applies its expertise in microwave radio and digital signal processing technologies to: satellite ground equipment, microwave radios for wireless communications, and information collection and communications systems. Users of the Company's products and services include private networks, broadcast and cable television operators, utilities and other major corporations, and municipal, state and national governments.

     In June 1997, the Company announced its plans to divest its Microwave Networks Division ("MN") and its Satellite Transmission Systems Division ("STS") and the financial statements of the Company were restated to reflect the accounts of MN and STS as discontinued operations. The sale of STS to L-3 Communications Corporation in exchange for $27 million in cash was completed on February 5, 1998, and the sale of MN to Tadiran, Ltd. in exchange for $31.5 million in cash was completed on April 21, 1998. The post-closing procedure agreed to in connection with the sale of STS to L-3 Communications Corporation and the post-closing procedure agreed to in connection with the sale of MN to Tadiran Ltd. have not been completed.

     In April 1998, the Company announced the reorganization of the Company into three divisions: the Satellite Communications Division, consisting of EF Data, based in Tempe, Arizona; the Terrestrial Wireless Division, consisting of Microwave Data Systems, based in Rochester, New York and Microwave Radio Communications, based in Chelmsford, Massachusetts; and the Government Division, consisting of the Government Electronics Division, based in Woodland Hills, California and the Airborne Systems Integration Division, based in Belcamp, Maryland. It also announced its decision to adopt segment reporting for those divisions and its intention to sell its Services Division, based in Sunnyvale, California. In May 1998, the Company sold the Services Division to Telscape International, Inc. in exchange for $8.2 million in cash; the post-closing procedure in connection with that transaction has not been completed.

     On February 5, 1998, the Company announced its intention to purchase, in the open market, up to three million shares of its common stock, approximately 18% of the total shares then outstanding, over the next six to twelve months, contingent upon continued favorable market conditions and available cash flow. At June 30, 1998, approximately one million six hundred thousand shares of common stock had been repurchased pursuant to that plan.

     In April 1998, the Company announced its new strategy, focused on commercial business, which includes the expectation to divest its Government Division, with timing targeted for 1999.

Information Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides companies with a "safe harbor" when making forward-looking statements. Statements of the Company that are not historical facts, including statements about management's expectations for fiscal year 1999 and beyond, are forward looking statements and involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

     (a) The timing of receipt of significant orders and of deliveries of new and existing products and systems;

     (b) Fluctuating market demand, price competition and new product introductions by competitors and the ability to develop and introduce competitive products and bring them to market in a timely manner;

     (c)  Cost overruns and contract terminations or adjustments;

     (d) With regard to international sales, fluctuations in foreign currency exchange rates, the availability of suitable export financing, political instability and the ability to retain stable and experienced in-country partners to provide sales and support services;

     (e) The timing of and proceeds realized from the expected divestiture of the Government Division and the results of the post-closing procedures relating to the STS, MN and Services Division divestitures;

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

     (j)  Changes in industry or general economic conditions;

     (k)  The Company's success in implementing its strategic plan.


Telecommunications Industry Overview

     Telecommunications Market. The demand for improved telecommunications is increasing worldwide as emerging economies seek to modernize, as increasingly information-intensive developed and developing countries introduce new telecommunications services and as the spread of the Internet has accelerated and expanded. The telecommunications industry has expanded rapidly during the last decade, principally due to technological advances and regulatory changes in the United States and internationally. Advances in technology have lowered per-unit communications costs, increased product reliability, and encouraged a proliferation of new and enhanced communications products and services. Privatization, deregulation and regulatory initiatives, the assignment of radio frequency spectrum for cellular telephone services and the transition from analog to digital television have all enhanced competition, permitted the opening of new markets and provided incentives for the development of new products.

     Alternative Transmission Media. Customers for telecommunications equipment must weigh the relative costs and advantages of the four presently available transmission media: copper cable, fiber optic cable, satellite systems and terrestrial microwave radio systems. Each media has certain advantages over the others--and each suffers certain disadvantages when compared to the others. California Microwave, Inc.'s principal focus is in the satellite and terrestrial microwave areas.

     o Satellite systems are often a preferred medium for transmitting to a large geographical or multipoint area. These systems, which use microwave technology, are well suited for rapid introduction of service in remote areas or where terrestrial alternatives are unavailable, such as mobile, shipboard or military applications. Satellite systems require a sizeable initial capital investment by service providers to build and launch one or more satellites. Once the satellites are in orbit, however, there are substantial incentives to use this capacity, which typically requires continued investment in satellite earth stations.

     o Terrestrial microwave radio systems can be quickly and easily installed, require relatively low initial capital investment and can be upgraded and expanded over time. There are a wide variety of microwave radios offering different frequencies, modulation techniques (analog or digital), and transmission capacities. However, microwave radio applications typically require government licensing and frequency coordination in order to prevent signal interference among various users, and require a line of sight between the transmitting and receiving antennas. Unavailability of sufficient frequency spectrum has historically inhibited sales in developed countries, although this constraint is being alleviated by the actions of various governments and the availability of radios that do not require governmental licensing prior to use.

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

Strategy

     California Microwave's strategy is to apply its expertise in wireless transmission technologies to systems and products for the satellite communications, telecommunications radio and information collection and communications markets. The Company works closely with existing and potential customers to specify and develop new products and product enhancements that have long-term growth potential. The Company considers its ability to create and maintain long-term customer relationships an important component of its overall strategy in each of its markets.

         California Microwave's mission is to provide wireless-based bandwidth solutions to send and receive complex data, through the design and manufacture of capital equipment products for public and private communications systems. The Company has concentrated its efforts on sales of products and services for communications infrastructure rather than on consumer terminals and equipment.

     Under the leadership of the Company's chief executive officer, the executive team has formulated a new, integrated, long-term strategy, which will take advantage of the Company's existing strong market positions and current and next-generation technologies. This strategy has the following key elements:

     Global Information Technology Bandwidth Requirements. The Company believes that the wireless telecommunications market offers numerous opportunities for profitable growth because of the growing need for increasing bandwidth, or carrying capacity, for digital data--a need that corresponds well with the unique qualities of radio. In particular, continuous improvements in computing technology create increasingly sophisticated bandwidth requirements for moving data around the world in ways that align well with the Company's wireless technology products and services. For instance, telecommunications infrastructure requires ever-increasing complex data types--such as audio, video and graphics files--for computer users. "Burst transactions," such as point-of-sale or ATM activities, create peaks of data-transmission activity that are well suited for multiple address satellite and terrestrial radio systems. "Asymmetrical" and one-way data movement, common in Internet usage, create patterns that take advantage of radio's bandwidth-on-demand capabilities. The Company's present position as a radio-based bandwidth solutions provider is solid, and the Company anticipates strong long-term market need for both existing and new radio-based bandwidth solutions in the future. Those solutions will address Internet usage, digital TV, remote data collection, and new mobile air, sea, and terrestrial systems, as well as a host of commercial data transmission applications for financial networks and inventory management systems.

     Market Leaders. The Company's three divisions concentrate on satellite communications, terrestrial wireless radio products, and information collection and communications systems for government markets. In each category, the Company holds a leading market share, meeting customers' special needs with application-specific products. These market positions provide a strong base from which to grow and improve profitability. The Company expects that each division can deepen and broaden the niches they are serving.

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

     Single Operating Entity. California Microwave's divisions have, historically, been highly decentralized. This organizational structure has allowed each division to be responsive to particular markets and customers. Each division typically maintains its own sales, marketing, product development and manufacturing functions. The Company is shifting from that model to a "Single Operating Entity," model where the divisions will add more strategic value to one another, sharing critical resources and cooperatively pursuing common markets. Each of the division presidents now reports directly to the chief executive officer and is part of the corporate executive team. The executive team will constantly examine a multitude of cross-divisional opportunities relating to sales, joint product development and operational improvements.

     International Expansion. The Company's products are marketed on a worldwide basis. International sales represented approximately 33% of total sales in the fiscal year ended June 30, 1998. The Company believes that a majority of its sales growth in future years will come from the international sector due to communications infrastructure requirements in developing countries and the growing worldwide need for wireless-based bandwidth solutions. In fiscal 1998 the Company formed an International Division, which is focusing on strategies and channels for non-NAFTA countries.

     Leveraging Divisional Technology. The Company's products employ both analog and digital applications of radio frequency technologies, enhanced by digital signal processing and appropriate networking software. A key objective of the executive team is to leverage, on a company-wide basis, divisional technology and management strengths to address large emerging market opportunities, especially in Latin America, Asia and Europe. There will also be increased emphasis on ad hoc interdivisional team collaboration to resolve technical issues in order to get products to market faster.

Satellite Communications

     Through its Satellite Communications Division (EF Data), the Company is a leader in the design of satellite earth station products, such as modems and frequency converters, which are incorporated into earth stations. The Company's line of digital and analog earth station equipment provides point-to-point and point-to-multipoint transmission of voice, data and video.

     The Company manufactures a broad line of electronic products used in earth stations. The products are sold to earth station suppliers and to operators of communication networks to upgrade existing earth stations. It is a leading producer of high-speed (up to 155 million bits per second) digital modems, RF transceivers and frequency converters used in satellite communications networks. Its products are used in INTELSAT systems, satellite backup facilities for undersea fiber optic cable, digital video and for many private network applications. The division also manufactures a completely self-contained earth station electronics package for low-cost rural and infrastructure networks.

     The Company sells its satellite communications products to a wide array of domestic and international customers, which customers include common carriers, governmental agencies, private carriers and broadcasters such as AT&T, MCI, Hughes Network Systems, British Telecom, the U.S. Government, Comsat, and many more.

Terrestrial Wireless

     Through its Terrestrial Wireless Division, the Company designs, manufactures and markets digital and analog microwave radios and other equipment used in land-based point-to-point and point-to-multipoint communications links. The Company is a leading manufacturer of microwave radios for private data communications networks and portable electronic news gathering and broadcasting studio-to-transmitter links. The Company believes that wireless is one of the fastest growing areas of the telecommunications industry due to technological advances, regulatory initiatives and the expanding requirements for connectivity between people and computers and other electronic devices.

     The Terrestrial Wireless Division represents the combination of Microwave Radio Communications (MRC) and Microwave Data Systems (MDS), which provide products and services primarily to the television broadcast industry and to the oil, gas and utility industries. The products of both of these operations are based on microwave radio technology.

     Television Broadcast. The Company is a leading supplier of microwave radios to U.S. and international broadcast and cable television markets for use principally in portable electronic news gathering and analog and digital studio-to-transmitter applications.

     Wireless Data Networking. The Company manufactures point-to-point and point-to-multipoint microwave data radios. Its point-to-point radios are used to extend the reach of a communications system in areas where low capacity, multi-channel voice or data communications links are required. Point-to-multipoint radio systems are used principally to connect central computers to remote computer terminals or to physical measurement and control devices. Typical applications include remote monitoring and automated operation of oil and gas production and distribution, water-wastewater treatment systems, and control of electric utility power generation facilities. Over 190,000 MDS data radios have been sold since it commenced the sale of radios in 1986.

     The Company sells its wireless communications products to a broad base of service providers and end-users, including the major U.S. broadcasters (ABC, CBS, NBC, etc.), utilities and energy companies.

     In August 1998, California Microwave acquired Adaptive Broadband Limited ("Adaptive"), a U.K.-based company, for $11 million in cash. Adaptive is developing an innovative combination of Time Division Multiple Access (TDMA) and Asynchronous Transfer Mode (ATM) technologies combined with unique band width management that offers unprecedented data rates--enabling portable, low-cost wireless connections at speeds matching wired network access. The Adaptive technology will leverage California Microwave's existing technology, accelerating product introductions in satellite and terrestrial businesses alike, to meet the needs of fast-expanding data-intensive broadband markets, notably Internet access.

Government

     Through its Government Division, consisting of the former Government Electronics Division and the Airborne Systems Integration Division, the Company contracts with various departments and agencies of the U.S. Government, principally with the United States Department of Defense and provides products and services primarily for information collection, communications, reconnaissance, and surveillance systems.

     The Company participates in selected areas of the U.S. government market. In recent years, as U.S. defense spending has declined, the Company has competed effectively by offering adaptations of its technologies and commercially available "off-the-shelf" products to various segments of the Department of Defense market at significantly less cost than would be the case under military specification procurement procedures. The Company integrates electronic and electro-optical systems for both airborne and ground-based applications. These systems collect, process and disseminate intelligence and reconnaissance information using advanced radio communications hardware and both special-purpose and off-the-shelf computers and software. The Company maintains and upgrades these systems throughout their useful lives, which can be a decade or more.

     The Company designs and develops state-of-the-art multisensor imaging systems and sophisticated electronic intelligence collection systems, which it integrates into inexpensive commercial aircraft. In fiscal 1991, the Company received its initial prime contract for the U.S. Army's Air Reconnaissance Low ("ARL") program. The ARL program employs both imagery and signal intelligence sensors mounted on deHavilland-7 aircraft. These sensors collect information, which can be immediately transmitted to designated receiving locations. The ARL aircraft can be rapidly deployed anywhere in the world. The Company completed its initial ARL contracts and made final delivery of the first aircraft to the Army in 1993. The Company has received significant follow-on ARL contracts involving additional aircraft and sensors.

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

     In April 1998, the Company announced that it expects to divest this area of its business.

Sales, Marketing and Customer Support

     California Microwave directs its sales and marketing efforts toward major users of its systems and products through a well-established international distribution network. The sales and marketing strategy of the Company varies with the particular market served and involves direct sales by the Company's own sales force, sales through representatives, value-added resellers, or a combination of the foregoing. The Company also has entered into sales distribution agreements with respect to certain of its satellite communications and wireless products.

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

Manufacturing

     Manufacturing operations consist principally of assembly and testing of electronic systems built from fabricated parts, printed circuits and electronic components. Both manual and various automated methods are employed, depending primarily upon production volume. The Company employs formal Total Quality Management programs and other training programs, and each of its three product manufacturing operations has qualified for International Standards Organization ("ISO") quality procedure registration to ISO 9001, a standard sometimes imposed by foreign buyers.

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

Competition

     California Microwave is engaged in a highly competitive business and the number of potential customers for the Company's products is limited. Many of the Company's competitors have significantly greater financial, marketing and operating resources than the Company. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to replace the Company's products with their own. The Company's major competitors by product area include: NEC, Alcatel Telespace, SSE-Telecom, and Radyne (ComStream)--Satellite Communications Division; Continental Microwave, Digital Microwave, MAS Technologies and Motorola--Terrestrial Wireless Division; TRW Inc., Lockheed Martin Corporation, Sterling Software, Inc., and E-Systems, Inc.--Government Division.

     The Company believes that competition in its markets is based primarily on features, function, price, performance, reputation, on-time delivery, reliability and customer support. The Company believes that it has the ability to develop and produce satellite and radio products faster than many of its competitors, employing a more efficient usage of bandwidth on a cost basis. In the Government area, the Company believes that it has the ability to solve customers' problems with proprietary solutions and to offer cost-effective approaches using commercially available products. In addition, the Company believes that an additional key competitive factor related to the government business is the in-depth technical expertise, which enables the solution of loosely defined customer problems by application of the correct proprietary or commercially available solutions.

Research and Development

     Research and development expenses were $20.0 million, $18.2 million and $16.6 million in fiscal 1998, 1997 and 1996, respectively, representing 7.4%, 7.2% and 6.9% of total sales, respectively, for the same periods. Approximately 90% of the research and development expense in each year related to commercial business and represented investment in new wireless radio and satellite products and associated software. The Company expects that research and development expense as a percentage of sales will remain approximately 8% of sales as it focuses its efforts on developing the products that will provide unique radio-based solutions to the growing shortage of bandwidth for digital data (Internet protocol) and digital video.

Patents and Licenses

     Historically, patents and licenses have been of substantially less significance in the Company's business than have been the timely application of its technology and the design, development and marketing capabilities of its personnel. When the Company's technology offers a distinct competitive advantage, it does employ the use of patents, such as its unique, patent-pending Twin Stream(TM) digital and analog radio product. Additionally, the Company intends to seek patent protection for the unique technologies and techniques employed by it's new subsidiary, Adaptive Broadband. Adaptive currently has five patents pending.

Employees

     At June 30, 1998, California Microwave had 1,528 employees, 1121 of whom were engaged in production and production support, 144 in research and development and other engineering support, 100 in marketing and 163 in general and administration functions. In support of the Company's strategic plan to pursue high-growth commercial markets, while improving operational performance, California Microwave completed an 8% reduction in force following the end of the fiscal year. None of the employees is represented by a labor union. The Company believes that its employee relations are good.

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

Backlog

     At June 30, 1998, the Company's backlog of undelivered orders was $95.8 million (approximately 90% of which is expected to be delivered during fiscal
1999) compared with $91.1 million at June 30, 1997. Of the $95.8 million fiscal 1998 backlog, 73% is government and 27% is commercial business. In the Company's experience, its backlog at any given time is not necessarily indicative of prospective period revenues. The Company generally records an order in backlog when the Company receives a firm contract or purchase order which identifies product quantities and delivery dates, and in the case of government contracts, when such contracts have been funded by the government. While from time to time a substantial portion of the Company's backlog has been comprised of large orders, the cancellation of any of which could have a material adverse effect on the Company's operating results, the Company historically has not experienced significant changes in its backlog from cancellations or revisions of orders.

ITEM 2.  PROPERTIES

     The table below describes the location and general character of the principal plants and materially important physical properties that are owned or leased by the Company as of June 30, 1998:

                                                     Lease        No. of          Square
              Occupant                              Expires      Buildings       Footage   Location
------------------------------------------------- ------------- ------------ ------------  --------------------------
        1.    Corporate Headquarters                  2000           1            10,968   Sunnyvale, CA

        2.    Government                              1998           1             5,850   Woodland Hills, CA
                                                      2003           1            22,640   Woodland Hills, CA
                                                      2003           1            29,260   Woodland Hills, CA
                                                      2000           1               994   San Diego, CA
                                                      1999           1             2,736   Stafford, VA
                                                      1998           1           100,232   Hagerstown, MN
                                                      1999           1            45,000   Belcamp, MD
                                                      2003           1            38,578   Baltimore, MD
                                                      1999           1            15,000   Annapolis Junction, MD
                                                      2000           1             1,750   Arlington, VA

        3.    Satellite Communications                2006           2           115,000   Tempe, AZ
                                                      2000           1             1,944   Tempe, AZ

        4.    Terrestrial Wireless                  (owned)          1            56,060   Rochester, NY

                                                      2002           1            71,500   Chelmsford, MA


     The Company believes that its facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specification. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement Tadiran assumed and indemnified the Company with respect to the Nokia claims. While Tadiran has now taken the position that the Company is responsible for the Nokia claims, Tadiran has not provided support for its position. Also, the Company, in September 1998, received notices from Nokia that Nokia has decided to terminate the May 1995 agreements, and has begun arbitration proceedings to recover damages, which Nokia provisionally claims are $9.6 million. The Company believes that it has good defenses and will vigorously defend against the Nokia and Tadiran claims. No accruals have been recorded for expenses, which may be incurred to resolve the dispute, and the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flow. The Company also is subject to other legal proceedings and claims that are in the ordinary course of business. The Company believes these proceedings will not have a material adverse effect on its financial position or results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of the Company, and all positions with the Company held by such persons, are as follows:

Name                                     Age     Position
----                                     ---     --------
Frederick D. Lawrence                    50      Chairman of the Board, President and Chief Executive Officer
Donna S. Birks                           42      Executive Vice President and Chief Financial Officer
George G. Arena                          45      Executive Vice President and President-Terrestrial Wireless
                                                 Division
Donald V. Anderson                       44      Executive Vice President and President-Satellite
                                                 Communications Division
Dr. Daniel L. Scharre                    47      Vice President and Chief Technology Officer and
                                                 Chief Executive Officer of Adaptive Broadband Limited,
                                                 a wholly owned subsidiary
Kenneth  J. Wees                         55      Vice President, General Counsel and Secretary

     Frederick D. Lawrence joined the Company as Chairman of the Board, President and Chief Executive Officer in July 1997. From May 1996 to July 1997, Mr. Lawrence served as Chief Executive Officer of ComStream, Inc., an international supplier of satellite communications networks and products and from February 1994 to April 1996, he served as President of the Transmission Group for ADC Telecommunications, which included five independent business units producing products for high speed video, voice, data and wireless communications. From 1982 to 1994, Mr. Lawrence held executive positions in networks operations and engineering at Sprint Corporation and its operating companies, dealing in local telephone, cellular and long distance. Prior to this, Mr. Lawrence worked at AT&T from 1970 to 1982 in a variety of positions. He holds a BSEE degree from Western Michigan University.

     Donna S. Birks joined the Company in December 1997 as Executive Vice President and Chief Financial Officer. From August 1994 to June 1997, Ms. Birks was Vice President, Administration and Chief Financial Officer of ComStream Inc., an international supplier of satellite communications networks and products. From January 1992 to August 1994, she was Vice President and Chief Financial Officer of Macrovision Corporation, a video technology licensing company. From December 1982 to January 1992, Ms. Birks served in several senior executive positions at Contel ASC (purchased by GTE Spacenet in 1991), a satellite communications transmission company. She holds a B.S. in Business Administration form George Mason University, an M.S. in Finance from American University and is a Certified Public Accountant.

     George G. Arena joined the Company in 1985 as Vice President, Sales and Marketing for its Microwave Data Systems (MDS) subsidiary. Later, he became Sr. Vice President, Operations and then President of MDS in 1994. He became an Executive Vice President of California Microwave, Inc. and President of its Terrestrial Wireless Division (a combination of MDS and the Company's Microwave

Radio Communications unit) in April 1998. Mr. Arena holds an MBA from the Rochester Institute of Technology and a B.S. in Industrial Distribution from Clarkson College of Technology.

     Donald V. Anderson joined the Company in 1991 as President of its Mobile Satellite Products Corporation subsidiary (acquired in 1991 and divested with the Company's STS division in 1998). He became President of the EF Data Division in 1995 and became an Executive Vice President of California Microwave, Inc. and President of the Satellite Communications Division (comprised of EF Data) in April 1998. Prior to joining Mobile Satellite Products in 1989 as Vice President of Engineering, he held management positions at Emerson Electric and Magnavox Advanced Products Co. Mr. Anderson holds an MSE in Communication Theory from California State University and a BSEE from Purdue University.

     Dr. Daniel L. Scharre joined the Company in September 1997 as Vice President and Chief Technology Officer. In August 1998, he was appointed Chief Executive Officer of the Company's UK-based wholly owned subsidiary, Adaptive Broadband Limited. From November 1996 to September 1997, Dr. Scharre was Vice President and Chief Technical Officer of ComStream, Inc. From February 1994 to November 1996, Dr. Scharre was Vice President and General Manager of Ilex Systems, a satellite communications and equipment company. From June 1988 to December 1993, he held executive positions at Loral Western Development Labs, where he led and managed the development of a digital satellite communications system. He has a B.S. in physics from Caltech, a Ph.D. in physics from the University of California at Berkeley and an M.B.A. from Santa Clara University.

     Kenneth J. Wees joined the Company in May 1998 as Vice President and General Counsel, and became Secretary in September 1998. From September 1991 to May 1998, Mr. Wees served as General Counsel of Cable & Wireless, Inc., the American subsidiary of Cable and Wireless plc, an international supplier of voice, data, messaging and Internet services. Prior to this, he worked at GTE and Booz Allen & Hamilton in a variety of legal positions. Mr. Wees holds a B.A. degree from Marquette University and a Juris Doctor degree from American University's Washington College of Law.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The stock and stock price information on page 33 of California Microwave's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data on page 32 of California Microwave's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The management's discussion and analysis of financial condition and results of operations on pages 28 through 31 of California Microwave's 1998 Annual Report to Shareholders is incorporated herein by reference. For factors affecting any forward-looking statements contained in such discussion and analysis, see "Business - Information Regarding Forward Looking Statements" in
Item 1 of Part 1 of this Form 10-K Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements on pages 16 through 26, and the financial results by fiscal quarter information on page 33, of California Microwave's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of California Microwave required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 1998 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1. FINANCIAL STATEMENTS

                    Included in Part II of this report by incorporation by reference from the California Microwave 1998 Annual Report to Shareholders

                    Report of Ernst & Young LLP, Independent Auditors (page 27 of 1998 Annual Report to Shareholders)

                    Consolidated statements of operations for each of the three years in the period ended June 30, 1998 (page 16 of 1998 Annual Report to Shareholders)

                    Consolidated balance sheets as of June 30, 1998 and 1997 (page 17 of 1998 Annual Report to Shareholders)

                    Consolidated statements of shareholders' equity for each of the three years in the period ended June 30, 1998 (page 18 of 1998 Annual Report to Shareholders)

                    Consolidated statements of cash flows for each of the three years in the period ended June 30, 1998 (page 19 of 1998 Annual Report to Shareholders)

                    Notes to Consolidated Financial Statements (pages 20 through 26 of 1998 Annual Report to Shareholders)

With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the California

Microwave 1998 Annual Report to Shareholders is not deemed filed as part of this report.

         (a) 2.   FINANCIAL STATEMENT SCHEDULES

                    Included in Part IV of this report:

                    Schedules for the three years ended June 30, 1998 Schedule II -- Valuation and Qualifying Accounts

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

               4.4   Rights Agreement, dated July 27, 1989. (Exhibit to the
                     Company's Form 8-A filed on August 2, 1989; incorporated herein by reference.)

               4.5   Master Indenture of Trust (First Program), relating to
                     County of Monroe Industrial Development Bonds.*

               4.6 Series F Supplemental Indenture, dated as of June 1, 1992, relating to $2,800,000 of County of Monroe Industrial
                     Development Bonds.*

               4.7   Guaranty of California Microwave, Inc. in favor of Security
                     Pacific National Trust Company (New York), as Trustee, dated as of June 1, 1992, relating to $2,800,000 of County of Monroe Industrial Development Bonds.*

               4.8   Letter of Credit Reimbursement Agreement, between
                     California Microwave, Inc. and Marine Midland Bank, N.A., dated as of June 1, 1992, relating to $2,800,000 of County of Monroe Industrial Development Bonds.*

               10.1  Employee Stock Purchase Plan, as amended through August
                     1998.**

               10.2  1986 Stock Option Plan, as amended.** (Exhibit to the
                     Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)

               10.3  Lease of the property located at 2105 West Fifth, Tempe,
                     Arizona. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)

               10.4  Lease of the premises located at 20 Alpha Road, Chelmsford,
                     MA. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1992; incorporated herein by reference.)

               10.5  Letter agreement with Philip F. Otto** dated September 22,
                     1992. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1992; incorporated herein by reference.)

               10.6  Amendment to letter agreement with Philip F. Otto**, dated
                     July 30, 1993. (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1993; incorporated herein by reference.)

               10.7  Amendment to letter agreement with Philip F. Otto**, dated
                     August 15, 1994. (Exhibit to the Company's

                     Form 10-K for its fiscal year ended June 30, 1994;
                     incorporated herein by reference.)

               10.8  Lease of premises located at 2114 West 7th Street, Tempe,
                     Arizona. (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1996; incorporated herein by reference.)

               10.9  Lease of premises known as Top Flight Airport on Showalter
                     Road, Washington County, Maryland. (Exhibit to the
                     Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by reference.)

               10.10 Lease of premises located at 175 West Wall Street, Glendale
                     Heights, Illinois. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by reference.)

               10.11 1992 Stock Option Plan, as amended. (Exhibit to Company's
                     Form 10-K for the fiscal year ended June 30, 1997;
                     incorporated herein by reference.)

               10.12 Loan and Security Agreement among BANKAMERICA Business
                     Credit, Inc., California Microwave, Inc. and EF Data Corp, dated as of June 30, 1997. (Exhibit to the Company's Form
                     10-K for its fiscal year ended June 30, 1997, incorporated herein by reference.)

               10.13 Amendment to letter agreement with Philip F. Otto,** dated
                     January 10, 1997. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1997; incorporated herein by reference).

               10.14 Letter Agreement with Frederick D. Lawrence**, dated July
                     16, 1997. (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1997; incorporated herein by reference).

               10.15 Letter Agreement with Donna S. Birks, dated December 12,
                     1997.**

               10.16 Form of Severance Agreement entered into in May 1998 with
                     George G. Arena and Donald V. Anderson.**

               10.17 Form of severance agreement entered into in May 1998 with
                     Donna S. Birks.**

               10.18 Asset Purchase Agreement between L-3 Communications
                     Corporation and California Microwave, Inc. dated as of December 19, 1997 and amendment thereto. (Exhibits to the Company's Form 8-K filed on February 13, 1998; incorporated herein by reference.)

               10.19 Asset Purchase Agreement between Tadiran Ltd. and
                     California Microwave, Inc., dated as of March 1, 1998 and amendment thereto. (Exhibit to the Company's Form 8-K filed on April 27, 1998; incorporated herein by reference.)

               10.20 Stock Purchase Agreement between Telscape International,
                     Inc., California Microwave Services Division, Inc. and
                     California Microwave, Inc. dated as of May 8, 1998.
                     (Exhibit to the Company's Form 8-K filed on June 5, 1998;
                     incorporated herein by reference.)

               10.21 Form of severance agreement entered into in May 1998 with George L. Spillane.**

               13 Annual Report to Shareholders (pages incorporated by reference).

               21    List of subsidiaries.

               23    Consent of Ernst & Young LLP, Independent Auditors.

               24    Power of Attorney.

               27    Financial Data Schedule for the fiscal year ended June 30,
                     1998.

               27.01 Restated Financial Data Schedule for the fiscal years ended June 30, 1995 and 1996 and for the first three quarters of the fiscal year ended June 30, 1996.***

               27.02 Restated Financial Data Schedule for the first three quarters of and the fiscal year ended June 30, 1997.***

               27.03 Restated Financial Data Schedule for the first three quarters of the fiscal year ended June 30, 1998.

Exhibits are available from the Registrant upon request.

--------

  * Registrant agrees to file such exhibits upon request by the Commission.
 ** Compensatory plan or arrangement.
*** The reclassified results of operations for the quarterly periods referenced were also previously furnished in the Company's Form 8-K, dated August 13, 1997.

         (b)      REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the last fiscal quarter of fiscal 1998:

                    Form 8-K filed on April 27, 1998 announcing completion of the sale of the MN Division of the Company to Tadiran, Ltd.

                    Form 8-K filed on April 28, 1998 relating to the announcement of adoption of a new corporate strategy and a reorganization of the Company's divisions, results of operations for the quarter ended March 31, 1998 and adoption of segment reporting for the divisions, and the appointment of a new director.

                    Form 8-K filed on June 5, 1998 announcing the sale of the Services Division to Telscape International, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 25, 1998             CALIFORNIA MICROWAVE, INC.


                                       By /s/ FREDERICK D. LAWRENCE
                                          --------------------------------------
                                          Frederick D. Lawrence
                                          Chairman, President and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Frederick D. Lawrence                        President and Chief Executive Officer       September 25, 1998
-------------------------------------            (principal executive officer)
FREDERICK D. LAWRENCE                            and Director


/s/ Donna S. Birks                               Executive Vice President and Chief          September 25, 1998
-------------------------------------            Financial Officer (principal financial
DONNA S. BIRKS                                   and accounting officer)


/s/ Arthur H. Hausman*                           Director                                    September 25, 1998
-------------------------------------
ARTHUR H. HAUSMAN


/s/ Alfred M. Gray*                              Director                                    September 25, 1998
-------------------------------------
ALFRED M. GRAY


/s/ William B. Marx, Jr.*                        Director                                    September 25, 1998
-------------------------------------
WILLIAM B. MARX, JR.


/s/ Terry W. Ward*                               Director                                    September 25, 1998
-------------------------------------
TERRY W. WARD


/s/ Frederick W. Whitridge, Jr.*                 Director                                    September 25, 1998
-------------------------------------
FREDERICK W. WHITRIDGE, JR.


/s/ George A. Joulwan*                           Director                                    September 25, 1998
-------------------------------------
GEORGE A. JOULWAN


/s/ Leslie G. Denend*                            Director                                    September 25, 1998
-------------------------------------
LESLIE G. DENEND


*By /s/ KENNETH J. WEES
    ---------------------------------
    Attorney-in-fact


                           CALIFORNIA MICROWAVE, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING
                                    ACCOUNTS
                      Years ended June 30, 1998, 1997, 1996
                             (Dollars in thousands)

                                              Balance at      Additions    Other(1)(2)                      Balance
                                               beginning       charged      additions                       at end
                                                of year       to income    (transfers)     Deductions       of year
                                             --------------  ------------  -------------  --------------  ------------
1998
Allowance for doubtful accounts  . . . . . .   $   943       $   719        $   (88)        $   408          $1,166
Estimated liability for warranties . . . . .     1,841         3,277            (50)          2,970           2,098
Restructuring reserves                           7,512         4,585                          4,576           7,521
Estimated liability for contract costs . . .     1,567            55                          1,212             410
Accrued loss on disposal of
discontinued operations  . . . . . . . . . .    12,538        23,530                         31,004           5,064

1997
Allowance for doubtful accounts  . . . . . .       798           465                            320             943
Estimated liability for warranties . . . . .     1,084         3,780                          3,023           1,841
Restructuring reserves . . . . . . . . . . .     2,876           500          5,520           1,384           7,512
Estimated liability for contract costs . . .     3,252           734                          2,419           1,567
Accrued loss on disposal of
discontinued operations . . . . . . . . . .                                   12,538                          12,538

1996
Allowance for doubtful accounts  . . . . . .       806           177                            185             798
Estimated liability for warranties . . . . .       962         2,261                          2,139           1,084
Restructuring reserves . . . . . . . . . . .     3,930                                        1,054           2,876
Estimated liability for contract costs . . .                                  3,538             286           3,252

 (1) 1997 and 1996 transfers from discontinued operations.
 (2) Sale of Services Division during 1998.

                                 EXHIBIT INDEX

Exhibit                                Description
-------   ----------------------------------------------------------------------

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

10.1      Employee Stock Purchase Plan, as amended through August 1998.**

10.2      1986 Stock Option Plan, as amended.** (Exhibit to the Company's Form
          10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)

10.3      Lease of the property located at 2105 West Fifth, Tempe, Arizona.
          (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1991; incorporated herein by reference.)

10.4      Lease of the premises located at 20 Alpha Road, Chelmsford, MA.
          (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1992; incorporated herein by reference.)

10.5      Letter agreement with Philip F. Otto** dated September 22, 1992.
          (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1992; incorporated herein by reference.)

10.6      Amendment to letter agreement with Philip F. Otto**, dated July 30,
          1993. (Exhibit to Company's Form 10-K for its fiscal year ended June
          30, 1993; incorporated herein by reference.)

10.7      Amendment to letter agreement with Philip F. Otto**, dated  August 15,
          1994. (Exhibit to the Company's


Exhibit                                Description
-------   ----------------------------------------------------------------------

          Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)

10.8      Lease of premises located at 2114 West 7th Street, Tempe, Arizona.
          (Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1996; incorporated herein by reference.)

10.9      Lease of premises known as Top Flight Airport on Showalter Road,
          Washington County, Maryland. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by reference.)

10.10     Lease of premises located at 175 West Wall Street, Glendale Heights,
          Illinois. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by reference.)

10.11 1992 Stock Option Plan, as amended. (Exhibit to Company's Form 10-K for the fiscal year ended June 30, 1997; incorporated herein by reference.)

10.12     Loan and Security Agreement among BANKAMERICA Business Credit, Inc.,
          California Microwave, Inc. and EF Data Corp, dated as of June 30,
          1997. (Exhibit to the Company's Form 10-K for its fiscal year ended
          June 30, 1997, incorporated herein by reference.)

10.13     Amendment to letter agreement with Philip F. Otto,** dated January 10,
          1997. (Exhibit to the Company's Form 10-K for its fiscal year ended
          June 30, 1997; incorporated herein by reference).

10.14     Letter Agreement with Frederick D. Lawrence**, dated July 16, 1997.
          (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1997; incorporated herein by reference).

10.15     Letter Agreement with Donna S. Birks, dated December 12, 1997.**

10.16     Form of Severance Agreement entered into in May 1998 with George G.
          Arena and Donald V. Anderson.**

10.17     Form of severance agreement entered into in May 1998 with Donna S.
          Birks.**

10.18     Asset Purchase Agreement between L-3 Communications Corporation and
          California Microwave, Inc. dated as of December 19, 1997 and amendment thereto. (Exhibits to the Company's Form 8-K filed on February 13,
          1998; incorporated herein by reference.)

10.19     Asset Purchase Agreement between Tadiran Ltd. and California
          Microwave, Inc., dated as of March 1, 1998 and amendment thereto.
          (Exhibit to the Company's Form 8-K filed on April 27, 1998;
          incorporated herein by reference.)

10.20     Stock Purchase Agreement between Telscape International, Inc.,
          California Microwave Services Division, Inc. and California Microwave,
          Inc. dated as of May 8, 1998. (Exhibit to the Company's Form 8-K filed on June 5, 1998; incorporated herein by reference.)

10.21     Form of severance agreement entered into in May 1998 with George L.
          Spillane.**

13        Annual Report to Shareholders (pages incorporated by reference).

21        List of subsidiaries.

23        Consent of Ernst & Young LLP, Independent Auditors.

24        Power of Attorney.

27        Financial Data Schedule for the fiscal year ended June 30, 1998.

27.01     Restated Financial Data Schedule for the fiscal years ended June 30,
          1995 and 1996 and for the first three quarters of the fiscal year ended June 30, 1996.***

27.02 Restated Financial Data Schedule for the first three quarters of and the fiscal year ended June 30, 1997.***

27.03 Restated Financial Data Schedule for the first three quarters of the fiscal year ended June 30, 1998.

Exhibits are available from the Registrant upon request.

--------

  * Registrant agrees to file such exhibits upon request by the Commission.
 ** Compensatory plan or arrangement.
*** The reclassified results of operations for the quarterly periods referenced were also previously furnished in the Company's Form 8-K, dated August 13, 1997.