Form 10-Q
period 1998-09-30
CALIFORNIA MICROWAVE INC
filed 1998-11-16
CIK 16357

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to _________

Commission File Number 0-07428

                           CALIFORNIA MICROWAVE, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                94-1668412
(State or other jurisdiction                                 (I.R.S. Employer
 of Incorporation)                                        Identification Number)

1143 BORREGAS AVENUE, SUNNYVALE, CALIFORNIA                      94089
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            (408) 732-4000

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

                                YES X NO_________

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Classes                                  Outstanding at October 30, 1998
---------------------------                      -------------------------------
Common Stock $.10 Par Value                                 15,024,269

                          Part I. Financial Information

Item 1.  Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                   Three Months Ended
                                                       September 30
                                                  ----------------------
                                                    1998          1997
                                                  --------      --------
Revenue                                           $ 34,731      $ 39,258
Costs of revenue                                    23,086        23,860
                                                  --------      --------
Gross margin                                        11,645        15,398

Expenses:
Research and development                             5,434         4,194
Sales, marketing and administration                 10,725         8,305
Amortization of intangible assets                      395           344
Purchased in-process research and development        8,210            --
                                                  --------      --------
      Total expenses                                24,764        12,843
                                                  --------      --------
Operating income (loss)                            (13,119)        2,555
Interest expense, net                                 (872)       (1,113)
                                                  --------      --------
Income (loss) from continuing operations
    before income taxes                            (13,991)        1,442
Provision for (benefit from) income taxes           (3,065)          519
                                                  --------      --------
Income (loss) from continuing operations           (10,926)          923

Income from discontinued operations, net
    of income taxes                                  1,075         1,389
                                                  --------      --------
Net income (loss)                                 $ (9,851)     $  2,312
                                                  ========      ========
Basic earnings (loss) per share:
Income (loss) from continuing operations          $  (0.72)     $   0.06
Income from discontinued operations                   0.07          0.08
                                                  --------      --------
Net income (loss)                                 $  (0.65)     $   0.14
                                                  ========      ========

Weighted average common shares                      15,115        16,495

Diluted earnings (loss) per share:
Income (loss) from continuing operations          $  (0.72)     $   0.06
Income from discontinued operations                   0.07          0.08
                                                  --------      --------
Net income (loss)                                 $  (0.65)     $   0.14
                                                  ========      ========
Weighted average common shares and dilutive
     common share equivalents                       15,115        16,653



See Notes to Condensed Consolidated Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         September 30,    June 30,
                                                             1998           1998
                                                          ---------      ---------
Assets
Current assets:
        Cash and cash equivalents                         $   1,825      $  24,630
        Short-term investments                                2,587          2,636
        Accounts receivable                                  35,432         35,918
        Inventories                                          26,598         25,710
        Deferred income taxes                                26,512         15,714
        Prepaid expenses                                        357            512
        Net current assets of discontinued operations        15,692         11,971
                                                          ---------      ---------
                  Total current assets                    $ 109,003      $ 117,091
                                                          ---------      ---------

Property, plant and equipment, net                           19,010         19,065
Deferred income taxes                                         8,396         16,448
Intangible assets                                            29,819         27,887
Other assets                                                  4,782          3,698
Net long-term assets of discontinued operations               5,973          6,323
                                                          ---------      ---------
                                                          $ 176,983      $ 190,512
                                                          =========      =========

Liabilities and Shareholders' Equity
Current liabilities:
        Current portion of long-term debt                 $     355      $     352
        Note payable                                          4,383             --
        Accounts payable                                     13,117         13,142
        Accrued liabilities                                  27,865         30,217
                                                          ---------      ---------
                  Total current liabilities                  45,720         43,711
                                                          ---------      ---------

Long-term Liabilities:
Long-term debt                                                2,708          2,748
Convertible subordinated notes                               57,500         57,500
Other long-term liabilities                                   1,700          2,000
                                                          ---------      ---------
                  Total long-term liabilities                61,908         62,248
                                                          ---------      ---------

Shareholders' equity:
        Common stock                                          1,663          1,663
        Capital in excess of par value                       95,673         95,673
        Treasury stock                                      (32,659)       (27,831)
        Retained earnings                                     4,678         15,048
                                                          ---------      ---------
                  Total shareholders' equity                 69,355         84,553
                                                          ---------      ---------
                                                          $ 176,983      $ 190,512
                                                          =========      =========



See Notes to Condensed Consolidated Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                      September 30,
                                                                    1998          1997
                                                                  --------      --------
Operating activities:
Income (loss) from continuing operations                          $(10,926)     $    923
Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
        Purchased in-process research and development                8,210            --
        Depreciation and amortization                                1,663         1,719
        Amortization of intangible assets                              395           344
        Deferred taxes                                              (3,065)        1,364
        Debt issuance costs                                             52            73
        Other                                                          104          (275)
Net effect of changes in:
        Accounts receivable                                            792        (6,975)
        Refundable income taxes                                         --        10,085
        Inventories                                                   (888)          562
        Prepaid expenses                                               155          (751)
        Accounts payable                                               (25)       (1,511)
        Other assets and accrued liabilities                        (2,623)        1,863
                                                                  --------      --------
Net cash provided by (used in) continuing operations                (6,156)        7,421
                                                                  --------      --------

Investing activities:
Capital expenditures                                                (1,460)       (2,296)
Acquisition of Adaptive Broadband Ltd.                             (10,354)           --
Other                                                               (1,072)         (738)
                                                                  --------      --------
Net cash used in continuing operations investing activities        (12,886)       (3,034)
Net cash used in discontinued operations investing activities       (2,488)       (1,719)
                                                                  --------      --------
Net cash used in investing activities                              (15,374)       (4,753)
                                                                  --------      --------

Financing activities:
Payments on long-term debt                                             (37)          (37)
Proceeds from issuance of common stock                               1,070         1,047
Proceeds from (payments on) bank credit facilities                   4,383        (6,000)
Purchase of treasury stock                                          (6,691)           --
                                                                  --------      --------
Net cash used in financing activities                               (1,275)       (4,990)
                                                                  --------      --------

Net decrease in cash and cash equivalents                          (22,805)       (2,322)
Cash and cash equivalents at beginning of year                      24,630         5,705
                                                                  --------      --------
Cash and cash equivalents at end of period                        $  1,825      $  3,383
                                                                  ========      ========

Cash paid during the period for:
        Interest                                                  $    293      $    321
        Income taxes                                                    --            --



See Notes to Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 -             Basis of Presentation

                     The unaudited condensed consolidated financial statements include the accounts of California Microwave, Inc. and its subsidiaries (the Company) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the financial position, results of operation and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1998, included in the California Microwave, Inc. 1998 Annual Report to Shareholders.

                     The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and for the three months ended September 30, 1998 and September 30, 1997, the Company's comprehensive loss was the same as its net loss.

Note 2 -             Segment Information

                     California Microwave, Inc.'s two continuing segments are business units that develop, manufacture, and distribute products and solutions for distinct markets.

                     1. The Satellite Communications Division (Satellite) consists of EFData and provides products and services principally to telecommunications carriers and Internet service providers. These products and services enable customers to provide voice, video, and data services via satellite.

                     2. The Terrestrial Wireless Division (Terrestrial) represents the combination of Microwave Radio Communications (MRC), Microwave Data Systems (MDS) and Adaptive Broadband Limited (ABL). MRC and MDS provide products and services, based upon microwave radio technology, primarily to the television broadcast, oil, gas and utility industries. ABL provides high-speed wireless Internet connectivity technology, and is a newly acquired development stage business with product targeted for the second half of fiscal year 1999.

Three months ended September 30, 1998                                         (Dollars in millions)
-------------------------------------                                         ---------------------
                                              Satellite       Terrestrial             Total
                                              ---------       -----------             -----
Bookings:
Domestic                                      $  6.8             $14.3                 $21.1
International                                   11.2               4.8                  16.0
                                              ------            ------                ------
                                               $18.0             $19.1                 $37.1

Revenue:
Domestic                                      $  6.0            $ 13.1                $ 19.1
International                                   10.2               5.4                  15.6
                                              ------            ------                ------
                                               $16.2             $18.5                 $34.7

Operating income (loss)                        $(2.6)            $ 1.2                 $(1.4)


Three months ended September 30, 1997         Satellite       Terrestrial             Total
-------------------------------------         ---------       -----------             -----
Bookings:
Domestic                                      $10.2             $12.9                 $23.1
International                                  12.5               6.2                  18.7
                                             ------            ------                ------
                                              $22.7             $19.1                 $41.8
Revenue:
Domestic                                     $  7.9             $11.5                 $19.4
International                                  12.9               7.0                  19.9
                                             ------            ------                ------
                                              $20.8             $18.5                 $39.3

Operating income                              $ 2.3             $ 2.3                 $ 4.6

Reconciliation to Income (Loss) from Continuing Operations       Three months ended September 30,
                                                                 --------------------------------
                                                                     1998               1997
                                                                    -------             -----
Operating income (loss) from reportable segments                    $  (1.4)            $ 4.6
Corporate expenses                                                     (3.1)             (1.8)
Amortization of intangible assets                                      (0.4)             (0.3)
Purchased in-process research and development                          (8.2)                -
Interest expense, net                                                  (0.9)             (1.1)
                                                                    -------             -----
Income (loss) from continuing operations before
    income taxes                                                    $ (14.0)            $ 1.4
                                                                    =======             =====

Operating Assets Reconciliation to Total Assets                   September 30,       June 30,
                                                                     1998               1998
                                                                    -------           -------
Satellite assets                                                    $  50.9           $  52.3
Terrestrial assets                                                     32.1              32.4
                                                                    -------           -------
Operating assets from reportable segments                              83.0              84.7
Corporate assets                                                        7.6              27.4
Deferred income taxes                                                  34.9              32.2
Net intangible assets from business acquired                           29.8              27.9
Net assets of discontinued operations                                  21.7              18.3
                                                                    -------           -------
        Total assets                                                $ 177.0           $ 190.5
                                                                    =======           =======

Note 3 -             Discontinued Operations

                     In October 1998, the Company's Board of Directors adopted a formal plan to sell its Government Division, which consists of the Government Electronics Division (GED), and Airborne Systems Division (ASID). Historically, the Government Division included the Company's Services Division (SD), which was sold in the fourth quarter of fiscal year 1998 to Telscape International, Inc. (Telscape) for $8.2 million in cash with a pre-tax gain of $6.3 million. These operations contract principally with the United States Department of Defense and provide products and services principally in the areas of communication, reconnaissance, and surveillance systems. The operating results and financial position of the Government Division have been classified as discontinued operations in the Company's financial statements for all periods presented. Revenue from the Government Division discontinued operations was $19.8 million and $25.1 million for the first quarter of fiscal years 1999 and 1998. Income from discontinued operations (net of income taxes) for the Government Division was $1.1 million and $1.4 million for the first quarter of fiscal years 1999 and 1998.

                     In June 1997, the Company's Board of Directors adopted a formal plan to sell its Microwave Networks (MN) and Satellite Transmission Systems (STS) divisions, and provided $8.4 million (net of income taxes) for anticipated operating losses prior to disposal and for expected losses on their eventual sale.

                     In February 1998, STS was sold to L-3 Communications Corporation (L-3) for $27 million in cash, and in April 1998, MN was sold to Tadiran Ltd. (Tadiran) for $31.5 million in cash. During the second half of fiscal year 1998, the Company recorded additional provisions of $15.1 million (net of income taxes) for additional losses on disposal of these divisions. These provisions were primarily for adjustments to the combined losses on sale and for higher than anticipated operating losses prior to disposal of both divisions. The operating results, loss on disposal, and financial position of these divisions have been classified as discontinued operations in the Company's financial statements for all periods presented. Revenue from the MN and STS discontinued operations was $29.4 million for the period ended September 30, 1997. The loss from discontinued operations (net of income taxes) for MN and STS for the period ended September 30, 1997 was $2.2 million and was accrued at June 30, 1997 as part of the net loss on disposal.

                     Final accounting for these divestitures is subject to completion of the post-closing procedures provided for in the Telscape, L-3 and Tadiran agreements.

                     In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. Also, in September 1998, the Company received notices from Nokia that Nokia has decided to terminate the May 1995 agreements and has begun arbitration proceedings to recover damages, which Nokia provisionally claims are $9.6 million. The Company believes that it has good defenses and will vigorously defend the Nokia and Tadiran claims. No accruals have been recorded for expenses which may be incurred to resolve the dispute, and the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flow.

Note 4 -             Inventories

                                                                 (Dollars in thousands)
                                                              September 30,      June 30,
                                                                   1998            1998
                                                              -------------      --------
                     Work-in-process and finished goods           10,560            8,766
                     Raw materials                                16,038           16,944
                                                                --------         --------
                                                                $ 26,598         $ 25,710
                                                                ========         ========

Note 5 -             Credit Facility

                     In November 1998, the Company terminated its asset-based bank credit facility due to expire in June 2000 and entered into an unsecured revolving credit facility with available credit of $30 million that expires in March 1999. The annual commitment fee on the unused portion of the facility and the interest rate for borrowings vary based upon the Company's ratio of funded debt to earnings before interest, amortization and taxes, with the maximum commitment fee set at .40% and the maximum borrowing rate set at the bank's rate plus .25%. The maximum borrowing rate was 8.25% at November 2, 1998.

Note 6 -             Shareholders' Equity

                     On February 5, 1998, the Company announced that its Board of Directors authorized the repurchase of up to three million shares of its common stock on the open market. On October 7, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to six million. During the three months ended September 30, 1998, the Company acquired 375 thousand shares of common stock for $6.7 million, bringing the total shares repurchased subsequent to February 5, 1998 to approximately two million.

                     The following table summarizes the changes in shareholders' equity for the three months ended September 30, 1998

                                                                           Capital                                      Total share-
                                             Common Stock                 in excess of      Treasury       Retained     holders'
(Dollars in thousands)               Shares Issued       Amount            par value         stock          earnings     equity
-------------------------           ---------------     ------------     --------------   ------------    -----------  -------------
Balance at June 30, 1998            16,629,031             $1,663           $95,673          $(27,831)       $15,048      $84,553
                                    ----------             ------           -------          --------         ------      -------

Treasury stock purchases                                                                       (6,691)                     (6,691)
Common stock issued from
   treasury shares for stock option
   and stock purchase plans                                                                     1,863           (519)       1,344
Net loss                                                                                                      (9,851)      (9,851)
                                    ----------             ------           -------          --------         ------      -------
Balance at September 30, 1998       16,629,031             $1,663           $95,673          $(32,659)        $4,678      $69,355
                                    ==========             ======           =======          ========         ======      =======


Note 7 -   Shareholder Rights

                     In October 1989, the Board of Directors of the Company approved a Rights Agreement which provided for the issuance to holders of Common Stock of Rights to purchase additional Common Stock and other securities. These Rights become exercisable in the event, among other things, that a person or group acquires 20% or more of the Company's Common Stock as described in the Agreement. In light of the Company's Common Stock repurchase program (discussed in Note 6 above), planned repurchases of Common Stock by the Company could cause the ownership of one or more stockholders to cross the 20% threshold, which could inadvertently trigger the exercisability of the Rights. Accordingly, on November 6, 1998, the rights Agreement was amended to provide that the exercisability of the Rights will not be triggered if a person becomes a beneficial owner of 20% or more of the Company's Common Stock as a result of an acquisition of Common Stock by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such stockholder to 20% or more. Exercisability would still, however, be triggered if such person, following notice or disclosure of stock repurchases, then becomes the beneficial owner of an aggregate of 3,000,000 shares of Common Stock or more. (In addition, the Rights Agreement was also amended to permit the Board to authorize, issue or pay, upon exercise of Rights, cash or other property.) The Company also effected certain other changes to the Rights Agreement, including the change of its Rights Agent to BankBoston, N.A.

Note 8 -             Income Taxes

                     At September 30, 1998, the Company has a cumulative net deferred tax asset of $34.9 million that will be available to reduce payments on future tax liabilities. The Company's management believes it is more likely than not that the deferred tax asset will be realized based on the Company's operating history in its continuing operations, its projected future results, and the anticipated gain on the sale of its Government Division.

Note 9 -             Contingent Liabilities

                     The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 10 -            Acquisition

                     On August 20, 1998, the Company acquired Adaptive Broadband Limited a United Kingdom based company developing high-speed wireless Internet connectivity technology. The acquisition was accounted for under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. The purchase price will include additional future payments of up to $7 million contingent on ABL's performance exceeding certain targets. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to tangible assets, $0.4 million to intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. The Company's management believes that the allocation of the majority of the initial purchase price to purchased in-process research and development is appropriate given the stage of development of ABL's potential products and the considerable potential of these products to contribute to the future operations of the Company. The Company's results of operations for the first quarter of fiscal year 1999, include ABL's results from August 20, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made below and in the 1998 Annual Report to Shareholders that are not historical facts, including any statements about expectations for fiscal year 1999 and beyond, involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, estimates and expectations include, but are not limited to, delays in the receipt of orders or in the shipment of products, delays in the disposal of discontinued operations and other factors referred to under "Information Regarding Forward Looking Statements" in the Company's Consolidated Financial Statements and Notes to Financial Statements and in the Company's Form 10-K Annual Report for its fiscal year ended June 30, 1998. The Consolidated Financial Statements should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In October 1998, the Company's board of director's adopted a formal plan to sell its Government Division. During fiscal 1998, the Company sold its Microwave Networks (MN), Satellite Transmission Systems (STS), and Services (SD) divisions. The operating results, loss on disposal, and financial position of these divisions have been classified separately as discontinued operations for all periods presented in the accompanying Condensed Consolidated Financial Statements. See Note 3 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these transactions.

RESULTS OF OPERATIONS

        Overview California Microwave, Inc. reported a net loss of $9.9 million, or $0.65 per share, for the three months ended September 30, 1998, compared to net income of $2.3 million, or $0.14 per share, for the three months ended September 30, 1997. Operating results for the first quarter of fiscal 1999 include a one-time purchased in-process research and development charge for the Adaptive Broadband Limited (ABL) acquisition of $7.2 million (net of income taxes) or $0.48 per share. Excluding the one-time charge, the Company's net loss for the three months ended September 30, 1998 was $2.6 million, or $0.17 per share.

        New orders booked from continuing operations were $37.1 million and $41.8 million for the three months ended September 30, 1998 and 1997, representing an 11% decrease. Revenue from continuing operations was $34.7 million and $39.3 million for the three months ended September 30, 1998 and 1997, representing a 12% decrease. The decrease for the first quarter of fiscal 1998 was primarily a result of weakness in the Company's international markets, primarily in Latin America and Asia, for both satellite and terrestrial products, as well as weakness in satellite sales to domestic systems integrators who ship internationally. This was only partially offset by an increase in terrestrial domestic business.

Business Segment Information The Company's continuing operations include two divisions: the Satellite Communications Division (Satellite) and the Terrestrial Wireless Division (Terrestrial). The following table sets forth certain information for these business segments for the periods indicated.

(Dollars in millions)           Three months ended September 30,
                                  1998                 1997
                            -----------------     ----------------
Bookings
Satellite:
   Domestic                 $ 6.8        38%      $10.2        45%
   International             11.2        62%       12.5        55%
                            -----      ----       -----      ----
   Total                     18.0       100%       22.7       100%

Terrestrial:
   Domestic                  14.3        75%       12.9        68%
   International              4.8        25%        6.2        32%
                            -----      ----       -----      ----
   Total                     19.1       100%       19.1       100%

Total Domestic               21.1        57%       23.1        55%
Total International          16.0        43%       18.7        45%
                            -----      ----       -----      ----
Total Bookings              $37.1       100%      $41.8       100%

Revenue
Satellite:
   Domestic                 $ 6.0        37%      $ 7.9        38%
   International             10.2        63%       12.9        62%
                            -----      ----       -----      ----
   Total                     16.2       100%       20.8       100%

Terrestrial:
   Domestic                  13.1        71%       11.5        62%
   International              5.4        29%        7.0        38%
                            -----      ----       -----      ----
   Total                     18.5       100%       18.5       100%

Total Domestic               19.1        55%       19.4        49%
Total International          15.6        45%       19.9        51%
                            -----      ----       -----      ----
Total Revenue               $34.7       100%      $39.3       100%

Gross Margin
Satellite                   $ 4.0        25%      $ 8.1        39%
Terrestrial                   7.6        41%        7.3        39%
                            -----      ----       -----      ----
Total                       $11.6        34%      $15.4        39%

Operating Income (loss)
Satellite                   $(2.6)      (16)%     $ 2.3        11%
Terrestrial                   1.2         6%        2.3        12%
Corporate and other (1)     (11.7)       --        (2.0)       --
                            -----      ----       -----      ----
Total                       $(13.1)     (38)%     $ 2.6         7%


(1) The three months ended September 30, 1998 includes a one-time purchased in-process research and development charge of $8.2 million for the Adaptive Broadband Limited acquisition.

        Satellite Communications

        The Satellite Communications Division consists of EFData which provides products and services primarily to telecommunications carriers and Internet service providers. These products and services enable customers to provide voice, video, and data services via satellite.

        Satellite revenue was $16.2 million and $20.8 million for the three months ended September 30, 1998 and 1997, representing a decrease of $4.6 million or 22%. International revenue decreased $2.7 million or 21% and domestic revenue decreased $1.9 million or 24% for the three months ended September 30, 1998. The international revenue decrease was due to financial conditions in Asia and to a delay in the privatization of the public telecommunications company in Brazil. While the Company does not expect conditions to improve in Asia in the near future, the Company anticipates that business volume in Brazil will increase in the second half of fiscal year 1999. Domestic revenue decreased due to lower demand from systems integrators whose ultimate customers are in the international markets. Satellite book-to-bill ratios were 111% and 109% for the three months ended September 30, 1998 and 1997.

        Satellite gross margin was $4.0 million and $8.1 million, or as a percentage of revenue 25% and 39%, for the three months ended September 30, 1998 and 1997. The decrease was due to the reduction in revenue, unfavorable manufacturing variances driven by the revenue reduction, and a change in the revenue mix to lower margin products.

        Satellite operating loss was $2.6 million for the three months ended September 30, 1998 compared to operating income of $2.3 million for the three months ended September 30, 1997.

        Terrestrial Wireless

        The Terrestrial Wireless Division represents the combination of Microwave Radio Communications (MRC), Microwave Data Systems (MDS) and Adaptive Broadband Limited. MRC and MDS provide products and services, based upon microwave radio technology, primarily to the television broadcast, oil, gas and utility industries. ABL is developing high-speed, wireless Internet connectivity technology and is in the development stage for a product launch in the second half of fiscal year 1999.

           Terrestrial revenue was $18.5 million for the three months ended September 30, 1998 and 1997. While overall revenue for the Terrestrial Division was constant, domestic revenue increased 14% and international revenue decreased 23% for the three months ended September 30, 1998. The decrease in international revenue was due to financial conditions in Asia and Latin America. Bookings for the Company's video broadcast products increased in the later portion of the first quarter of fiscal year 1999, driving the domestic terrestrial increase, and the Company anticipates continued growth in the second half of fiscal year 1999 due to the timing of the FCC-mandated digital video broadcast conversion. Terrestrial book-to-bill ratios were 103% for the three months ended September 30, 1998 and 1997.

        Terrestrial gross margin was $7.6 million and $7.3 million, or as a percentage of revenue 41% and 39% for the three months ended September 30, 1998 and 1997. The increase in gross margin is a result of the increase in volume of higher margin products.

        Terrestrial operating income was $1.2 million and $2.3 million for the three months ended September 30, 1998 and 1997. The decrease in operating income was primarily driven by research and development investments in wideband and broadband products, including ABL, and international sales and marketing investments.

        Operating Expenses

        Research and development expenses for continuing operations were $5.4 million and $4.2 million, a 30% increase. As a percentage of revenue, research and development expenses were 16% and 11%. The increase was primarily due to research and development spending for ABL and other terrestrial wideband and broadband products as well as broadband satellite products such as the Multimedia Integrated Digital Access System (MIDAS). The Company believes that the continual and rapid introduction of new products and technologies is critical to sustaining growth within its current and future target markets. In addition, the Company plans to continue to add to its technologies by completing strategic acquisitions.

        Sales, marketing and administrative expenses for continuing operations were $10.7 million and $8.3 million for the three months ended September 30, 1998 and 1997. The increase in sales, marketing and administrative expenses was due to focused sales and marketing investments in certain international markets with high-growth potential.

        Amortization expense associated with intangible assets in the continuing businesses was $0.4 million and $0.3 million for the three months ended September 30, 1998 and 1997.

        Purchased in-process research and development associated with the Company's acquisition of ABL was $8.2 million for the three months ended September 30, 1998. See Note 10 - Acquisition, of Notes to Condensed Consolidated Financial Statements for further discussion of the ABL acquisition.

        Interest Expense, Net

        Net interest expense was $0.9 million and $1.1 million for the three months ended September 30, 1998 and 1997, representing a 22% decrease. The decrease in net interest expense reflects a reduction in average borrowings primarily from the repayment of $5.7 million of convertible subordinated notes in the third quarter of fiscal 1998, and an increase in interest income for the three months ended September 30, 1998.

        Provision for Income Taxes

        The Company's income tax benefit for continuing operations was $3.1 million for the three months ended September 30, 1998 and the Company's provision for income taxes was $0.5 million for the three months ended September 30, 1997. Excluding the impact of the benefit associated with the purchased in-process research and development charge, the effective income tax rate for the first quarter of fiscal year 1999 was 36%, consistent with the 36% rate for the first quarter of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1998, the Company had net working capital of $63.3 million, including $1.8 million of cash and cash equivalents, compared with net working capital of $73.4 million, including cash and cash equivalents of $24.6 million, at June 30, 1998.

        Net cash used in continuing operating activities was $6.2 million for the three months ended September 30, 1998, due to a loss from operations and the payment of certain year-end accruals. Net cash provided by continuing operating activities was $7.4 million for the three months ended September 30, 1997. During the three months ended September 30, 1997, the Company obtained $10.1 million from income tax refunds, which was offset by an increase in accounts receivables of $7.0 million.

        Net cash used in investing activities for the three months ended September 30, 1998 was $15.4 million including the acquisition of ABL for $10.4 million, capital expenditures of $1.5 million and a net investment in discontinued operations of $2.5 million. Net cash used in investing activities for the three months ended September 30, 1997, was $4.8 million.

        On February 5, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to three million shares of its common stock on the open market. On October 7, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to six million. During the first quarter of fiscal year 1999, the Company acquired 375 thousand shares for $6.7 million bringing the total shares repurchased subsequent to February 5, 1998 to approximately two million.

        In addition to the common stock repurchased, the Company's financing activities for the three months ended September 30, 1998 included credit facility borrowings of $4.4 million and the receipt of $1.1 million from the sale of the Company's common stock under stock option and stock purchase plans.

        In November 1998, the Company terminated its asset-based bank credit facility due to expire in June 2000 and entered into an unsecured revolving credit facility with available credit of $30 million that expires in March 1999. The annual commitment fee on the unused portion of the facility and the interest rate on the borrowings vary based upon the Company's ratio of funded debt to earnings before interest, amortization, and taxes, with the maximum commitment fee set at .40% and the maximum borrowing rate set at the bank's reference rate plus .25%.

        The Company believes that its current cash position, funds generated from operations and funds it believes will be available from its credit facilities will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for the foreseeable future.

Impact of Year 2000

        The Company is assessing the potential impact of the Year 2000 computer problem on its products, information systems, embedded systems (including computers used in the manufacturing process) and on the ability of certain third parties to supply critical materials and services. The Company expects to complete the assessment of its products, computer systems, embedded systems, certain third party suppliers, and major customers by March 31, 1999, and to take necessary remediation action by the end of calendar year 1999. Expenditures to date have not been material and have consisted of the limited use of outside consultants and the time of certain company personnel. Based on the partial assessment completed through September 30, 1998, the Company does not currently expect the future costs of completing the assessment, making system modifications, purchasing replacement computer systems and assessing the Year 2000 readiness of material third party suppliers and major customers to be material. The Company has begun to assess the impact of Year 2000 on its products. The worst case scenario is unknown and unanticipated Year 2000 failures in the Company's products could have a material adverse impact on the Company's results of operations and financial condition. While the Company does not anticipate a material business interruption to result from the Year 2000 problem, the Company gives no assurances that its systems will be Year 2000 ready and the Company cannot guarantee the Year 2000 readiness of key third party suppliers and service providers and major customers. Pending the completion of the assessment of the Company's Year 2000 readiness, the Company may make certain contingency plans but currently such plans have not been developed. If any of the Company's computer systems, embedded systems, key third party suppliers and services providers and major customers are not Year 2000 ready, the Company may experience a business interruption which would have a material adverse impact on the Company's results of operations and financial condition.

                          Part II - Other Information

Item 1.         Legal Proceedings

                In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. Also, the Company, in September 1998, received notices from Nokia that Nokia has decided to terminate the May 1995 agreements and has begun arbitration proceedings to recover damages which Nokia provisionally claims are $9.6 million. The Company believes that it has good defenses and will vigorously defend the Nokia and Tadiran claims. No accruals have been recorded for expenses which may be incurred to resolve the dispute, and the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flow.


Item 4.         Submission of Matters to a Vote of Security Holders

                At the Annual Meeting of Shareholders of registrant held on October 22, 1998, the shareholders:

                1. Elected Directors for the ensuing year as follows:

                                                          For          Withheld
                                                      ----------       -------
                   Frederick D. Lawrence              13,611,828       206,161
                   William B. Marx, Jr.               13,617,269       200,720
                   Terry W. Ward                      13,622,470       195,519
                   Frederick W. Whitridge, Jr.        13,623,130       194,859
                   George A. Joulwan                  13,613,699       204,290
                   Leslie G. Denend                   13,620,544       197,445

                2. To authorize the Board of Directors to change the name of the
Company:

                      For               Against            Abstain
                   ----------           -------            ------
                   13,676,951           108,857            32,181

                3. To approve an amendment to the Company's Employee Stock Purchase Plan:

                      For               Against            Abstain           Non-Vote
                   ----------           -------            -------           -------
                   13,470,123           152,232            92,005            103,629

Item 6.     Exhibits

            Exhibit 4.9 - Amendment to Rights Agreement, dated November 6, 1998.

            Exhibit 10.22 - Agreement, dated August 20, 1998, between (1) Olivetti Research Limited, Olivetti Telemedia S.p.A. and Oracle Corporation and (2) Pitcomp 174 Limited (a wholly-owned subsidiary of the Company), to be renamed Adaptive Broadband Limited.


            Exhibit 10.23 - Credit Agreement among Union Bank of California, N.A. and California Microwave, Inc. dated as of November 2, 1998.

            Exhibit 27 - Financial Data Schedule for the period ended September 30, 1998.

            Exhibit 27.1 - Restated Financial Data Schedule for the first three quarters of and fiscal year ended June 30, 1998.

            Exhibit 99 - 1998 Financial Results by Fiscal Quarter.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA MICROWAVE, INC.




November 16, 1998                 BY      /s/  Frederick D. Lawrence
-----------------                    -------------------------------------------
Date                                      Frederick D. Lawrence
                                          Chairman of the Board
                                          President and Chief Executive Officer




November 16, 1998                 BY      /s/  Donna S. Birks
-----------------                    -------------------------------------------
Date                                      Donna S. Birks
                                          Executive Vice President
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
Exhibit 4.9   -     Amendment to Rights Agreement, dated November 6, 1998.

Exhibit 10.22 -     Agreement, dated August 20, 1998, between (1) Olivetti
                    Research Limited, Olivetti Telemedia S.p.A. and Oracle Corporation
                    and (2) Pitcomp 174 Limited (a wholly-owned subsidiary of the
                    Company), to be renamed Adaptive Broadband Limited.

Exhibit 10.23 -     Credit Agreement among Union Bank of California, N.A. and
                    California Microwave, Inc. dated as of November 2, 1998.

Exhibit 27    -     Financial Data Schedule for the period ended September 30,
                    1998.

Exhibit 27.1  -     Restated Financial Data Schedule for the first three quarters of and fiscal year ended June 30, 1998.

Exhibit 99    -     1998 Financial Results by Fiscal Quarter.
