Form 10-Q
period 1998-12-31
CALIFORNIA MICROWAVE INC
filed 1999-02-16
CIK 16357

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number 0-07428

                           CALIFORNIA MICROWAVE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                         94-1668412
--------                                                         ----------
(State or other jurisdiction of Incorporation)    (I.R.S. Employer Identification Number)


1143 BORREGAS AVENUE, SUNNYVALE, CALIFORNIA                        94089
-------------------------------------------                        -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code            (408) 732-4000
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

                                               YES [X]       NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes                                Outstanding at January 31, 1999
---------------------------                      -------------------------------
Common Stock $.10 Par Value                                 14,780,685

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         Three Months Ended             Six Months Ended
                                                            December 31,                   December 31,
                                                       -----------------------       -----------------------
                                                         1998           1997           1998           1997
                                                       --------       --------       --------       --------
Revenue                                                $ 43,174       $ 45,955       $ 77,905       $ 85,213
Costs of revenue                                         26,949         26,948         50,035         50,808
                                                       --------       --------       --------       --------
Gross margin                                             16,225         19,007         27,870         34,405

Expenses:
Research and development                                  5,961          4,550         11,395          8,744
Sales, marketing and administration                      10,846         11,753         21,571         20,058
Amortization of intangible assets                           473            344            868            688
Purchased in-process research and development             3,565             --         11,775             --
                                                       --------       --------       --------       --------
     Total expenses                                      20,845         16,647         45,609         29,490
                                                       --------       --------       --------       --------

Operating income (loss)                                  (4,620)         2,360        (17,739)         4,915

Interest expense, net                                    (1,107)          (893)        (1,979)        (2,006)
                                                       --------       --------       --------       --------
Income (loss) from continuing operations
    before income taxes                                  (5,727)         1,467        (19,718)         2,909
Provision for (benefit from) income taxes                (1,203)           529         (4,268)         1,048
                                                       --------       --------       --------       --------
Income (loss) from continuing operations                 (4,524)           938        (15,450)         1,861

Income from discontinued operations, net
    of income taxes                                         888            934          1,963          2,323
                                                       --------       --------       --------       --------
Net income (loss)                                      $ (3,636)      $  1,872       $(13,487)      $  4,184

Basic earnings (loss) per share:
Income (loss) from continuing operations               $  (0.30)      $   0.06       $  (1.03)      $   0.11
Income from discontinued operations                        0.06           0.06           0.13           0.14
                                                       --------       --------       --------       --------
Net income (loss)                                      $  (0.24)      $   0.11       $  (0.90)      $   0.25
                                                       ========       ========       ========       ========

Weighted average common shares                           14,968         16,526         15,041         16,511
                                                       ========       ========       ========       ========

Diluted earnings (loss) per share:
Income (loss) from continuing operations               $  (0.30)          0.06       $  (1.03)      $   0.11
Income from discontinued operations                        0.06           0.06           0.13           0.14
                                                       --------       --------       --------       --------
Net income (loss)                                      $  (0.24)      $   0.11       $  (0.90)      $   0.25
                                                       ========       ========       ========       ========

Weighted average common shares and dilutive
     common share equivalents                            14,968         16,825         15,041         16,739
                                                       ========       ========       ========       ========

See Notes to Condensed Consolidated Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         December 31,      June 30,
                                                             1998            1998
                                                         ------------      --------
Assets
Current assets:
       Cash and cash equivalents                          $   1,303       $  24,630
       Short-term investments                                 2,791           2,636
       Accounts receivable                                   36,998          35,918
       Inventories                                           28,196          25,710
       Deferred income taxes                                 32,607          15,714
       Prepaid expenses                                       2,914             512
       Net current assets of discontinued operations         13,617          11,971
                                                          ---------       ---------
                Total current assets                        118,426         117,091
                                                          ---------       ---------

Property, plant and equipment, net                           19,915          19,065
Deferred income taxes                                         3,005          16,448
Intangible assets                                            33,171          27,887
Other assets                                                  5,029           3,698
Net long-term assets of discontinued operations               5,710           6,323
                                                          ---------       ---------
                                                          $ 185,256       $ 190,512
                                                          =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
       Accounts payable                                   $  15,944       $  13,142
       Accrued liabilities                                   24,106          30,217
       Current portion of long-term debt                      1,967             352
       Note payable                                          20,542              --
                                                          ---------       ---------
                Total current liabilities                    62,559          43,711
                                                          ---------       ---------

Long-term liabilities:
Long-term debt                                                1,058           2,748
Convertible subordinated notes                               57,500          57,500
Other long-term liabilities                                   2,010           2,000
                                                          ---------       ---------
                Total long-term liabilities                  60,568          62,248
                                                          ---------       ---------

Shareholders' equity:
       Common stock                                           1,663           1,663
       Capital in excess of par value                        95,673          95,673
       Treasury stock                                       (36,223)        (27,831)
       Retained earnings                                      1,016          15,048
                                                          ---------       ---------
                Total shareholders' equity                   62,129          84,553
                                                          ---------       ---------
                                                          $ 185,256       $ 190,512
                                                          =========       =========

See Notes to Condensed Consolidated Financial Statements

                           CALIFORNIA MICROWAVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                     December 31
                                                              -----------------------
                                                                1998           1997
                                                              --------       --------
Operating activities:
Income (loss) from continuing operations                      $(15,450)      $  1,861
Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Purchased in-process research and development            11,775             --
       Depreciation and amortization                             3,320           3302
       Amortization of intangible assets                           868            688
       Deferred taxes                                           (4,268)         1,048
       Debt issuance costs                                          80            146
       Other                                                        --             37
Net effect of changes in:
       Accounts receivable                                        (746)        (8,620)
       Refundable income taxes                                      --         10,085
       Inventories                                              (2,179)         2,247
       Prepaid expenses                                           (868)          (737)
       Accounts payable                                          2,585         (1,400)
       Other accrued liabilities                                (8,536)         3,682
                                                              --------       --------
Net cash provided by (used in) continuing operations           (13,419)        12,339
                                                              --------       --------

Investing activities:
Capital expenditures                                            (2,368)        (3,958)
Acquisitions and investments in businesses                     (18,761)            --
Other                                                           (1,565)          (512)
                                                              --------       --------
Net cash used in continuing operations
      investing activities                                     (22,694)        (4,470)
Net cash provided by (used in) discontinued
      operations activities                                      2,033         (5,872)
                                                              --------       --------
Net cash used in investing activities                          (20,661)       (10,342)
                                                              --------       --------

Financing activities:
Payments on long-term debt                                         (75)           (71)
Proceeds from issuance of common stock                           1,168          1,163
Proceeds from (payments on) bank credit facilities              20,542         (3,630)
Purchase of treasury stock                                     (10,391)            --
Other                                                             (491)            --
                                                              --------       --------
Net cash provided by (used in) financing activities             10,753         (2,538)
                                                              --------       --------

Net decrease in cash and cash equivalents                      (23,327)          (541)
Cash and cash equivalents at beginning of year                  24,630          5,705
                                                              --------       --------
Cash and cash equivalents at end of period                    $  1,303       $  5,164
                                                              ========       ========

Supplemental cash flow information:
Cash paid (received) during the period for:
       Interest                                               $  1,793       $  2,239
       Income taxes                                                 --           (300)


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

            The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and for the six months ended December 31, 1998 and December 31, 1997, the Company's comprehensive loss was the same as its net loss.

Note 2 -    Segment Information
            -------------------

            California Microwave, Inc.'s two continuing segments are business units that develop, manufacture, and distribute products and solutions for distinct markets.

            1. The Satellite Communications Division (Satellite) includes EF
               Data and Crown Satellite. EF Data provides satellite modems and transceiver products and services principally to telecommunications carriers and Internet service providers. Crown Satellite develops and supplies products and software for the network delivery of Internet Protocol (IP) data and multimedia services. These products and services enable customers to provide voice, video, and data services via satellite.

            2. The Terrestrial Wireless Division (Terrestrial) represents the combination of Microwave Radio Communications (MRC), Microwave Data Systems (MDS) and Adaptive Broadband Limited (ABL). MRC and MDS provide products and services, based upon microwave radio technology, primarily to the television broadcast, oil, gas and utility, and transaction processing industries. ABL is developing high-speed, dynamic bandwith management, wireless Internet connectivity technology, and is a newly acquired development stage business.

(Dollars in millions)
Three months ended December 31, 1998                                   Six months ended December 31, 1998
------------------------------------                                   ----------------------------------

                        Satellite     Terrestrial       Total        Satellite    Terrestrial        Total
                        ---------     -----------       -----        ---------    -----------        -----
Bookings:
Domestic                 $   9.5        $  12.3       $  21.8         $  16.3       $  26.6         $  42.9
International               11.2            5.5          16.7            22.4          10.3            32.7
                         -------        -------       -------         -------       -------         -------
                         $  20.7        $  17.8       $  38.5         $  38.7       $  36.9         $  75.6

Revenue:
Domestic                  $ 10.6        $  13.5       $  24.1         $  16.6       $  26.6         $  43.2
International               12.5            6.6          19.1            22.7          12.0            34.7
                         -------        -------       -------         -------       -------         -------
                         $  23.1        $  20.1       $  43.2         $  39.3       $  38.6          $ 77.9

Operating income (loss)  $   0.6          $ 1.5       $   2.1         $  (2.0)      $   2.7          $  0.7

Three months ended December 31, 1997                                   Six months ended December 31, 1997
------------------------------------                                   ----------------------------------

                        Satellite     Terrestrial       Total        Satellite    Terrestrial        Total
                        ---------     -----------       -----        ---------    -----------        -----
Bookings:
Domestic                 $   9.0        $  14.5       $  23.5         $  19.2       $  27.4         $  46.6
International               15.8            9.4          25.2            28.3          15.6            43.9
                         -------        -------       -------         -------       -------         -------
                         $  24.8        $  23.9       $  48.7         $  47.5       $  43.0         $  90.5
Revenue:
Domestic                 $  10.0        $  13.2       $  23.2         $  17.9       $  24.7         $  42.6
International               13.7            9.1          22.8            26.5          16.1            42.6
                         -------        -------       -------         -------       -------         -------
                         $  23.7        $  22.3       $  46.0         $  44.4       $  40.8         $  85.2

Operating income         $   3.1        $   3.7       $   6.8         $   5.4       $   6.0         $  11.4


Reconciliation to Income (Loss) from Continuing Operations

                                                          Three months ended          Six months ended
                                                               December 31,               December 31,
                                                            1998       1997           1998         1997
                                                          ------      ------         ------       ------
Operating income from reportable segments                 $  2.1      $  6.8        $   0.7       $ 11.4
Corporate expenses                                          (2.6)       (4.1)          (5.7)        (5.8)
Amortization of intangible assets                           (0.5)       (0.3)          (0.9)        (0.7)
Purchased in-process research and development               (3.6)        -            (11.8)         -
Interest expense, net                                       (1.1)       (0.9)          (2.0)        (2.0)
                                                          ------      ------         ------       ------
Income (loss) from continuing operations before
    income taxes                                          $ (5.7)     $  1.5         $(19.7)      $  2.9
                                                          ======      ======         ======       ======


Reconciliation of operating assets to Total Assets
                                                        December 31,          June 30,
                                                           1998                 1998
                                                        ------------          --------
Satellite assets                                         $  52.8              $  52.3
Terrestrial assets                                          33.1                 32.4
                                                         -------              -------
Operating assets from reportable segments                   85.9                 84.7
Corporate assets                                            11.3                 27.4
Deferred income taxes                                       35.6                 32.2
Net intangible assets from businesses acquired              33.2                 27.9
Net assets of discontinued operations                       19.3                 18.3
                                                         -------              -------
        Total assets                                     $ 185.3              $ 190.5
                                                         =======              =======

Note 3 -       Discontinued Operations
               -----------------------

               In October 1998, the Company's Board of Directors adopted a formal plan to sell its Government Division, which consists of the Government Electronics Division (GED), and Airborne Systems Division (ASID). Historically, the Government Division included the Company's Services Division (SD), which was sold in the fourth quarter of fiscal year 1998 to Telscape International, Inc. (Telscape) for $8.2 million in cash with a pre-tax gain of $6.3 million. These operations contract principally with the United States Department of Defense and provide products and services principally in the areas of communication, reconnaissance, and surveillance systems. The operating results and financial position of the Government Division have been classified as discontinued operations in the Company's financial statements for all periods presented. Revenue from the Government Division discontinued operations was $20.0 million and $20.6 million for the three months ended December 31, 1998 and 1997, and $39.8 million and $45.7 million for the six months ended December 31, 1998 and 1997. Income from discontinued operations (net of income taxes) for the Government Division was $0.9 million for three months ended December 31, 1998 and 1997, and $2.0 million and $2.3 million for the six months ended December 31, 1998 and 1997.

               In June 1997, the Company's Board of Directors adopted a formal plan to sell its Microwave Networks (MN) and Satellite Transmission Systems (STS) divisions, and provided $8.4 million (net of income taxes) for anticipated operating losses prior to disposal and for expected losses on their eventual sale.

               In February 1998, STS was sold to L-3 Communications Corporation (L-3) for $27 million in cash, and in April 1998, MN was sold to Tadiran Ltd. (Tadiran) for $31.5 million in cash. During the second half of fiscal year 1998, the Company recorded additional provisions of $15.1 million (net of income taxes) for additional losses on disposal of these divisions. These provisions were primarily for adjustments to the combined losses on sale and for higher than anticipated operating losses prior to disposal of both divisions. The operating results, loss on disposal, and financial position of these divisions have been classified as discontinued operations in the Company's financial statements for all periods presented. Revenue from the MN and STS discontinued operations was $33.1 million and $62.5 million for the three month and six month periods ended December 31, 1997. The loss from discontinued operations (net of income taxes) for MN and STS for the three month and six month periods ended December 31, 1997, was $2.6 million and $4.8 million, and was accrued at June 30, 1997 as part of the net loss on disposal.

               Final accounting for the STS and MN divestitures is subject to completion of the post-closing procedures provided for in the L-3 and Tadiran agreements. The Company believes that the completion of these procedures will not have a material impact on the Company's financial position, results of operations or cash flows.

               In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contracual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. Also, in September 1998, the Company received notices from Nokia that Nokia has decided to terminate the May 1995 agreements and has begun arbitration proceedings to recover damages, which Nokia provisionally claims are $9.6 million. The Company believes that it has good defenses and will vigorously defend the Nokia and Tadiran claims. No accruals have been recorded for expenses which may be incurred to resolve the dispute, and the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flow.

Note 4 -       Inventories
               -----------

                                                            (Dollars in thousands)
                                                           December 31,     June 30,
                                                               1998           1998
                                                           ------------     --------
               Work-in-process and finished goods           $ 10,526        $  8,766
               Raw materials                                  17,670          16,944
                                                            --------        --------
                                                            $ 28,196        $ 25,710
                                                            ========        ========

Note 5 -       Intangible Assets of Businesses Acquired
               ----------------------------------------

               The excess purchase price over the fair value of net tangible assets is allocated to intangible assets based on fair value. The carrying value of the intangible assets are reviewed if the facts and circumstances suggest that the asset may be impaired. If this review indicates that the intangible assets are not recoverable, the Company's carrying value is reduced appropriately. The following table summarizes net intangible assets of businesses acquired.

               (Dollars in thousands)        Amortization       December 31,      June 30,
                                                Period              1998            1998
                                            -------------       ------------      --------
               Goodwill                     20 - 30 years         $ 40,246        $ 37,033
               Assembled work force         3 -   4 years              865              --
               Developed technology               8 years            2,074              --
                                                                  --------        --------
                                                                    43,185          37,033
               Accumulated amortization                            (10,014)         (9,146)
                                                                  --------        --------
                                                                  $ 33,171        $ 27,887
                                                                  ========        ========

Note 6 -       Borrowing Arrangements
               ----------------------

               In November 1998, the Company terminated its asset-based bank credit facility due to expire in June 2000 and entered into an unsecured revolving credit facility with available credit of $30 million that expires in June 1999. The annual commitment fee on the unused portion of the facility and the interest rate for borrowings vary based upon the Company's ratio of funded debt to earnings before interest, amortization and taxes, with the maximum commitment fee set at 0.40% and the maximum borrowing rate set at the bank's rate plus 0.25%. The maximum borrowing rate was 8.0% at December 31, 1998. The net borrowing capacity under the Company's credit facility was $8.1 million as of December 31, 1998. The Company expects to increase its revolving credit facility to provide additional working capital flexibility in the third quarter of fiscal year 1999, and anticipates having to secure the credit facility with the assets of the Company.

               At December 31, 1998, the Company was not in compliance with certain covenants of its bank credit facility and one of its industrial development bond agreements. These lenders have waived such non-compliance at December 31, 1998, and the credit facility and industrial development bond balances are classified as current liabilities.

Note 7 -       Shareholders' Equity
               --------------------

               On February 5, 1998, the Company announced that its Board of Directors authorized the repurchase of up to three million shares of its common stock on the open market. On October 6, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to six million. During the six months ended December 31, 1998, the Company acquired 705,000 shares of common stock for $10.4 million, bringing the total shares repurchased subsequent to February 5, 1998 to approximately 2.3 million.

               The following table summarizes the changes in shareholders' equity for the six months ended December 31, 1998.

                                                              Capital                             Total share-
                                       Common Stock        in excess of    Treasury    Retained     holders'
(Dollars in thousands)         Shares Issued      Amount     par value       stock     earnings     equity
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998        16,629,031        $1,663      $95,673      $(27,831)    $15,048     $84,553
                                ------------------------------------------------------------------------------
Treasury stock purchases                                                    (10,391)                (10,391)
Common stock issued from
   treasury shares for
   stock option and stock
   purchase plans                                                             1,999        (545)      1,454
Net loss                                                                                (13,487)    (13,487)
                                ------------------------------------------------------------------------------
Balance at December 31, 1998    16,629,031        $1,663      $95,673      $(36,223)     $1,016     $62,129
                                ==============================================================================

Note 8 -       Shareholder Rights
               ------------------

               In October 1989, the Board of Directors of the Company approved a Rights Agreement which provided for the issuance to holders of Common Stock of Rights to purchase additional Common Stock and other securities. These Rights become exercisable in the event, among other things, that a person or group acquires 20% or more of the Company's Common Stock as described in the Agreement. In light of the Company's Common Stock repurchase program (discussed in Note 7 above), planned repurchases of Common Stock by the Company could cause the ownership of one or more stockholders to cross the 20% threshold, which could inadvertently trigger the exercisability of the Rights. Accordingly, on November 6, 1998, the rights Agreement was amended to provide that the exercisability of the Rights will not be triggered if a person becomes a beneficial owner of 20% or more of the Company's Common Stock as a result of an acquisition of Common Stock by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such stockholder to 20% or more. Exercisability would still, however, be triggered if such person, following notice or disclosure of stock repurchases, then becomes the beneficial owner of an aggregate of 3,000,000 shares of Common Stock or more. In addition, the Rights Agreement was also amended to permit the Board of Directors to authorize, issue or pay, upon exercise of Rights, cash or other property.

               The Company also effected certain other changes to the Rights Agreement, including the change of its Rights Agent to BankBoston, N.A.

Note 9 -       Income Taxes
               ------------

               At December 31, 1998, the Company has a cumulative net deferred tax asset of $35.6 million that will be available to reduce payments on future tax liabilities. The Company's management believes it is more likely than not that the deferred tax asset will be realized based on the Company's operating history in its continuing operations, its projected future results, and the anticipated gain on the sale of its Government Division.

Note 10 -      Contingent Liabilities
               ----------------------

               The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 11 -      Acquisitions
               ------------

               On August 20, 1998, the Company acquired Adaptive Broadband Limited a United Kingdom based company developing high-speed wireless Internet connectivity technology. The acquisition was accounted for under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. The purchase price will include additional future payments of up to $7 million contingent on ABL's performance exceeding certain targets. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identified intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. The Company's management believes that the allocation of the majority of the initial purchase price to purchased in-process research and development is appropriate given the stage of development of ABL's potential products and the considerable potential of these products to contribute to the future operations of the Company. The Company's results of operations for the first half of fiscal year 1999, include ABL's results from August 20, 1998.

               On November 19, 1998, the Company acquired Crown Satellite (Crown), which is developing and supplying products and software for the network delivery of Internet Protocol (IP) data and multimedia services, from Crown International, Inc. The acquisition was accounted for under the purchase method. The initial purchase price was approximately $7.7 million including cash payments, direct costs, and the assumption of Crown's net liabilities. The purchase price will include additional future payments contingent on Crown's performance. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price was allocated $3.6 million to in-process research and development, $0.3 million to net tangible assets, $2.5 million to identified intangible assets, and $1.3 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. The Company's management believes that the purchased in-process research and development is appropriate given the stage of development of certain of Crown's data products and the potential of these products to contribute to the future operations of the Company. The Company's results of operations for the second quarter of fiscal year 1999, include Crown's results from November 19, 1998.

Note 12 -      Restructuring and Other Charges
               -------------------------------

               During the fourth quarter of fiscal year 1998, the Company reviewed and refocused its operations and business processes in connection with its strategic and operational initiatives and recorded $4.6 million for restructuring and other charges, primarily for severance and excess facilities. The severance charge was $2.9 million associated with workforce reductions of approximately 160 employees. The workforce reductions were primarily driven by the elimination of manufacturing capacity in the Company's Satellite division and factory consolidation in the Company's Terrestrial division, as well as the elimination of the Company's historical holding company structure and impacted employees in all functional areas of the Company. During the first six months of fiscal year 1999, the Company terminated approximately all of the 160 employees and utilized $2.1 million of the $2.9 million reserve recorded at June 30, 1998 through cash payments for termination benefits. During the first six months of fiscal year 1999, there have been no adjustments to the reserve, and the Company expects to utilize the remainder of the severance accrual through additional cash payments for termination benefits by March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made below and in the California Microwave, Inc. (the Company) 1998 Annual Report to Shareholders that are not historical facts, including any statements about expectations for fiscal year 1999 and beyond, involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, estimates and expectations include, but are not limited to, delays in the receipt of orders or in the shipment of products, delays in the disposal of discontinued operations and other factors referred to under "Information Regarding Forward Looking Statements" in the Company's Consolidated Financial Statements and Notes to Financial Statements and in the Company's Form 10-K Annual Report for its fiscal year ended June 30,

1998. The Consolidated Financial Statements should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Overview

     The Company reported a net loss from continuing operations of $4.5 million, or $0.30 per share, for the three months ended December 31, 1998, compared to net income from continuing operations of $0.9 million, or $0.06 per share, for the three months ended December 31, 1997, which included a $1.2 million charge after income taxes for a litigation settlement. Operating results from continuing operations for the second quarter of fiscal year 1999 include a purchased in-process research and development charge for the acquisition of Crown Satellite (Crown) of $3.1 million after income taxes, or $0.21 per share. Excluding the purchased in-process research and development charge, the Company's net loss from continuing operations for the three months ended December 31, 1998 was $1.4 million, or $0.09 per share.

     The Company reported a net loss from continuing operations of $15.5 million, or $1.03 per share, for the six months ended December 31, 1998, compared to net income from continuing operations of $1.9 million, or $0.11 per share for the six months ended December 31, 1997, which included a $1.2 million charge after income taxes for a litigation settlement. Operating results from continuing operations for the first half of fiscal year 1999 include purchased research and development charges for the acquisitions of Crown and Adaptive Broadband Limited (ABL) of $10.4 million after income taxes, or $0.69 per share. Excluding the purchased research and development charges, the Company's net loss from continuing operations for the six months ended December 31, 1998 was $5.1 million, or $0.34 per share.

     New orders booked from continuing operations were $38.5 million and $48.7 million for the three months ended December 31, 1998 and 1997, representing a 21% decrease. New orders booked from continuing operations were $75.6 million and $90.5 million for the six months ended December 31, 1998 and 1997, representing a 16% decrease. Revenue from continuing operations was $43.2 million and $46.0 million for the three months ended December 31, 1998 and 1997, representing a 6% decrease. Revenue from continuing operations was $77.9 million and $85.2 million for the six months ended December 31, 1998 and 1997, representing a 9% decrease. The decrease for the second quarter and first half of fiscal year 1999 was primarily a result of weakness in the Company's international markets, primarily in Latin America and Asia, for both satellite and terrestrial products, and in satellite product sales to domestic integrators who ship internationally. The revenue decrease was only partially offset by an increase in satellite domestic business during the second quarter of fiscal year 1999 and terrestrial domestic business primarily during the first quarter of fiscal year 1999.

     During the second quarter of fiscal year 1999, the Company continued its expense reduction actions to respond to continued softness in customer demand. Until the Company reaches more acceptable bookings levels, the Company eliminated certain employee bonuses, which contributed income of $0.8 million after income taxes to the second quarter of fiscal year 1999.

Business Segment Information

     The Company's continuing operations include two divisions: the Satellite Communications Division (Satellite) and the Terrestrial Wireless Division (Terrestrial). The following table sets forth certain information for these business segments for the periods indicated.

(Dollars in millions)         Three months ended December 31,                 Six months ended December 31,
                                1998                     1997                   1998                   1997
                                ----                     ----                   ----                   ----
Bookings
Satellite:
   Domestic                 $  9.5        46%        $  9.0        36%     $  16.3     42%        $  19.2     40%
   International              11.2        54%          15.8        64%        22.4     58%           28.3     60%
                            -----------------        -----------------     ---------------        ---------------
   Total                      20.7       100%          24.8       100%        38.7    100%           47.5    100%

Terrestrial:
   Domestic                   12.3        69%          14.5        61%        26.6     72%           27.4     64%
   International               5.5        31%           9.4        39%        10.3     28%           15.6     36%
                            -----------------        -----------------     ---------------        ---------------
   Total                      17.8       100%          23.9       100%        36.9    100%           43.0    100%

Total Domestic                21.8        57%          23.5        48%        42.9     57%           46.6     51%
Total International           16.7        43%          25.2        52%        32.7     43%           43.9     49%
                            -----------------        -----------------     ---------------        ---------------
Total Bookings               $38.5       100%        $ 48.7       100%       $75.6    100%        $  90.5    100%

Revenue
Satellite:
   Domestic                 $ 10.6        46%        $ 10.0        42%     $  16.6     42%          $17.9     40%
   International              12.5        54%          13.7        58%        22.7     58%           26.5     60%
                            -----------------        -----------------     ---------------        ---------------
   Total                      23.1       100%          23.7       100%        39.3    100%           44.4    100%

Terrestrial:
   Domestic                   13.5        67%          13.2        59%        26.6     69%           24.7     61%
   International               6.6        33%           9.1        41%        12.0     31%           16.1     39%
                            -----------------        -----------------     ---------------        ---------------
   Total                      20.1       100%          22.3       100%        38.6    100%           40.8    100%

Total Domestic                24.1        56%          23.2        50%        43.2     55%           42.6     50%
Total International           19.1        44%          22.8        50%        34.7     45%           42.6     50%
                            -----------------        -----------------     ---------------        ---------------
Total Revenue               $ 43.2       100%        $ 46.0       100%     $  77.9    100%        $  85.2    100%

Gross Margin
Satellite                   $  7.8        34%        $ 10.0        42%     $  11.8     30%        $  18.1     41%
Terrestrial                    8.4        42%           9.0        40%        16.1     42%           16.3     40%
                            -----------------        -----------------     ---------------        ---------------
Total                       $ 16.2        38%        $ 19.0        41%     $  27.9     36%        $  34.4     40%

Operating Income (loss)
Satellite                   $  0.6         3%        $  3.1        13%     $  (2.0)    (5)%       $   5.4     12%
Terrestrial                    1.5         7%           3.7        17%         2.7      7%            6.0     15%
Corporate and other (1)(2)    (6.7)      (16)%         (4.4)      (10)%      (18.4)   (24)%          (6.5)    (8)%
                            -----------------        -----------------     ---------------        ---------------
Total                       $ (4.6)      (11)%       $  2.4         5%     $ (17.7)   (23)%       $   4.9      6%

(1) During the first quarter of fiscal year 1999 the Company recorded a purchased in-process research and development charge of $8.2 million for the ABL acquisition. During the second quarter of fiscal year 1999, the Company recorded a purchased in-process research and development charge of $3.6 million for the Crown acquisition.

(2) During the second quarter of fiscal year 1998 the Company recorded a $1.9 million litigation settlement charge.

Satellite Communications

     The Satellite Communications Division includes EF Data and Crown Satellite. EF Data provides satellite modems and transceiver products and services primarily to telecommunications carriers and Internet service providers. Crown Satellite develops and supplies products and software for the network delivery of Internet Protocol (IP) data and multimedia services. These products and services enable customers to provide voice, video, and data services via satellite.

     Satellite revenue was $23.1 million and $23.7 million for the three months ended December 31, 1998 and 1997, representing a decrease of $0.6 million or 3%. Satellite revenue was $39.3 million and $44.4 million, for the six months ended December 31, 1998 and 1997, representing a decrease of $5.1 million or 11%. International revenue decreased $1.2 million or 9% for the three months ended December 31, 1998, and for the six months ended December 31, 1998, international revenue decreased $3.8 million or 14%. The international revenue decrease was due to financial conditions in developing countries, a delay in the privatization of the public telecommunications company in Brazil, and softness in the Satellite European markets. Domestic revenue increased $0.6 million or 6% for the three months ended December 31, 1998, and decreased $1.3 million or 7% for the six months ended December 31, 1998. The revenue decrease for the six months ended December 31, 1998 was due to lower demand from systems integrators whose ultimate customers are in the international markets. Satellite book-to-bill ratios were 90% and 105% for the three months ended December 31, 1998 and 1997, and 98% and 107% for the six months ended December 31, 1998 and 1997.

     Satellite gross margin was $7.8 million and $10.0 million, or as a percentage of revenue 34% and 42% for the three months ended December 31, 1998 and 1997. For the six months ended December 31, 1998 and 1997, Satellite gross margin was $11.8 million and $18.1 million, or as a percentage of revenue 30% and 41%. The decrease was due to the reduction in revenue, unfavorable manufacturing variances driven by the revenue reduction, and a change in the revenue mix to lower margin products.

     Satellite operating income was $0.6 million and $3.1 million for the three months ended December 31, 1998 and 1997. Satellite operating loss for the six months ended December 31, 1998, was $2.0 million, compared to operating income of $5.4 million for the six months ended December 31, 1997.

Terrestrial Wireless

     The Terrestrial Wireless Division represents the combination of Microwave Radio Communications (MRC), Microwave Data Systems (MDS) and ABL. MRC and MDS provide products and services, based upon microwave radio technology, primarily to the television broadcast, oil, gas and utility, and transaction processing industries. ABL is developing high-speed, dynamic bandwidth management, wireless Internet connectivity technology and is in the development stage.

     Terrestrial revenue was $20.1 million and $22.3 million for the three months ended December 31, 1998 and 1997, representing a decrease of $2.2 million or 10%. Terrestrial revenue was $38.6 million and $40.8 million for six months ended December 31 1998 and 1997, representing a decrease of $2.2 million or 5%. International revenue decreased $2.5 million or 27% for the three months ended December 31, 1998, slightly offset by an increase in domestic revenue of $0.3 million. For the six months ended December 31 1998, international revenue decreased $4.1 million or 25%, slightly offset by an increase in domestic revenue of $1.9 million or 8%. The decrease in international revenue was due to financial conditions in developing countries, including declines in oil and gas prices, in Latin America. Terrestrial book-to-bill ratios were 89% and 107% for the three months ended December 31, 1998 and 1997, and 96% and 105% for the six months ended December 31, 1998 and 1997.

     Terrestrial gross margin was $8.4 million and $9.0 million, or as a percentage of revenue 42% and 40% for the three months ended December 31, 1998 and 1997, and $16.1 million and $16.3 million, or as a percentage of revenue 42% and 40% for the six months ended December 31, 1998 and 1997. The increase in gross margin percentage is a result of the increase in volume of higher margin products.

     Terrestrial operating income was $1.5 million and $3.7 million for the three months ended December 31, 1998 and 1997, and $2.7 million and $6.0 million for the six months ended December 31, 1998 and 1997. The decrease in operating income was primarily driven by research and development and sales and marketing investments in wideband and broadband products, including ABL.

Operating Expenses

     Research and development expenses for continuing operations were $6.0 million and $4.6 million, or as a percentage of revenue 14% and 10% for the three months ended December 31, 1998 and 1997. For the six months ended December 31, 1998 and 1997, research and development expenses were $11.4 million and $8.7 million, or as a percentage of revenue 15% and 10%. The increase was primarily due to research and development spending for ABL and other terrestrial wideband and broadband products, as well as research and development investment in broadband satellite products such as the Spectracast products from the Crown acquisition and the Multimedia Integrated Digital Access System (MIDAS). The Company believes that the continual and rapid introduction of new products and technologies is critical to sustaining growth within its current and future target markets.

     Sales, marketing and administrative expenses for continuing operations were $10.8 million and $11.8 million for the three months ended December 31, 1998 and 1997, or as a percentage of revenue 25% and 26%. For the six months ended December 31, 1998 and 1997 sales, marketing and administrative expenses for continuing operations were $21.6 million and $20.1 million, or as a percentage of revenue 28% and 24%. Included in sales, marketing and administrative expenses for the three and six months ended December 31, 1997 was a $1.9 million litigation settlement charge. Excluding the litigation settlement charge, sales, marketing and administrative expenses as a percentage of revenue for the three and six month periods ended December 31, 1997 was 21%. The increase in sales, marketing and administrative expenses were due to focused sales and marketing investments for wideband and broadband products.

     Amortization expense associated with intangible assets for the continuing businesses was $0.5 million and $0.3 million for the three months ended December 31, 1998 and 1997, and $0.9 million and $0.7 million for the six months ended December 31, 1998 and 1997. The increase during the second quarter and first half of fiscal year 1999 was due to an increase in intangible assets from the ABL and Crown acquisitions.

     Purchased in-process research and development includes $3.6 million associated with the Crown acquisition recorded during the second quarter of fiscal year 1999, and $8.2 million associated with the ABL acquisition recorded during the first quarter of fiscal year 1999. See Note 10 - Acquisition, of Notes to Condensed Consolidated Financial Statements for further discussion of the Crown and ABL acquisitions.

Interest Expense, Net

     Net interest expense was $1.1 million and $0.9 million for the three months ended December 31, 1998 and 1997, and $2.0 million for the six months ended December 31, 1998 and 1997. The increase in net interest expense during the second quarter of fiscal 1999, reflects an increase in average borrowings primarily from the utilization of the Company's revolving credit facility, partially offset by the repayment of $5.7 million of convertible subordinated notes during the third quarter of fiscal year 1998.

Provision for Income Taxes

     The Company's income tax benefit for continuing operations was $1.2 million and $4.3 million for the three months and six months ended December 31, 1998 compared to the Company's provision for income taxes of $0.5 million and $1.0 million for the three months and six months ended December 31, 1997. Excluding the impact of the partial valuation allowance recorded against the income tax benefit for future deductions from the amortizaton of intangible assets acquired in the ABL and Crown acquisitions, the effective income tax rate for the three month and six month periods ended December 31, 1998, was 36%, consistent with the 36% rate for the three month and six month periods ended December 31, 1997.

Discontinued Operations

     The Company's results from discontinued operations includes the Government Division operations that recorded net income of $0.9 million or $0.06 per share for the three months ended December 31, 1998 and 1997. For the six months ended December 31, 1998 and 1997 net income from discontinued operations was $2.0 million or $0.13 per share and $2.3 million or $0.14 per share. The operating losses for the MN and STS business units that were sold during fiscal year 1998, for the three month and six month periods ended December 31, 1998 were accrued at June 30, 1997 as part of the net loss on disposal.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had net working capital of $55.9 million, including $1.3 million of cash and cash equivalents, compared with net working capital of $73.4 million, including cash and cash equivalents of $24.6 million, at June 30, 1998.

     Net cash used in continuing operating activities was $13.4 million for the six months ended December 31, 1998, due primarily to a loss from operations, an increase in inventories and payment of certain year-end accruals. Net cash provided by continuing operating activities was $12.3 million for the six months ended December 31, 1997, primarily from operating income and $10.1 million from income tax refunds, which was offset by an increase in accounts receivables of $8.6 million.

     Net cash used in investing activities for the six months ended December 31, 1998 was $20.7 million including the acquisitions of ABL for $10.4 million and Crown for $7.5 million, and capital expenditures of $2.4 million. Net cash used in investing activities for the six months ended December 31, 1997, was $10.3 million, including capital expenditures and cash used by discontinued operations.

     On February 5, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to three million shares of its common stock on the open market. On October 6, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to six million. During the first six months of fiscal year 1999, the Company acquired 705,000 shares for $10.4 million bringing the total shares repurchased subsequent to February 5, 1998 to approximately 2.3 million.

     In addition to the common stock repurchased, the Company's financing activities for the six months ended December 31, 1998 included credit facility borrowings of $20.5 million and the receipt of $1.2 million from the sale of the Company's common stock under stock option and stock purchase plans.

     In November 1998, the Company terminated its asset-based bank credit facility due to expire in June 2000 and entered into an unsecured revolving credit facility with available credit of $30 million that expires in June 1999. The annual commitment fee on the unused portion of the facility and the interest rate on the borrowings vary based upon the Company's ratio of funded debt to earnings before interest, amortization, and taxes, with the maximum commitment fee set at 0.40% and the maximum borrowing rate set at the bank's reference rate plus 0.25%. The maximum borrowing rate was 8.0% at December 31, 1998. The net borrowing capacity under the Company's credit facility was $8.1 million as of December 31, 1998. The Company expects to increase its revolving credit facility to provide additional working capital flexibility in the third quarter of fiscal year 1999, and anticipates having to secure the credit facility with the assets of the Company.

     At December 31, 1998, the Company was not in compliance with certain covenants of its bank credit facility and one of its industrial development bond agreements. These lenders have waived such non-compliance at December 31, 1998, and the credit facility and industrial development bond balances are classified as current liabilities.

     The Company believes that its current cash position, funds generated from operations, funds it believes will be available from its credit facilities and funds generated from the sale of the Company's Government Division will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for the foreseeable future.

Impact of Year 2000

     The Company is assessing the potential impact of the Year 2000 computer problem on its products, information systems, embedded systems (including computers used in the manufacturing process) and on the ability of certain third parties to supply critical materials and services. The Company expects to complete the assessment of its products, computer systems, embedded systems, certain third party suppliers, and major customers by March 31, 1999, and to take necessary remediation action by the end of calendar year 1999. Expenditures to date have not been material and have consisted of the limited use of outside consultants and the time of certain Company personnel. Based on the partial assessment completed through December 31, 1998, the Company currently expects the future costs of completing the assessment and making system modifications, primarily consisting of the time of certain company personnel, and purchasing replacement computer systems to be approximately $1.0 million. Based on the partial assessment completed through December 31, 1998 the Company currently does not expect the future costs of assessing the Year 2000 readiness of material third party suppliers and major customers to be material. The Company has begun to assess the impact of Year 2000 on its products. The worst case scenario is unknown and unanticipated Year 2000 failures in the Company's products could have a material adverse impact on the Company's results of operations and financial condition. While the Company does not anticipate a material business interruption to result from the Year 2000 problem, the Company gives no assurances that its systems will be Year 2000 ready and the Company cannot guarantee the Year 2000 readiness of key third party suppliers and service providers and major customers. Pending the completion of the assessment of the Company's Year 2000 readiness, the Company may make certain contingency plans but currently such plans have not been developed. If any of the Company's computer systems, embedded systems, key third party suppliers and, primarily consisting of the time of certain company personnel, services providers, and major customers are not Year 2000 ready, the Company may experience a business interruption which would have a material adverse impact on the Company's results of operations and financial condition.

                           Part II - Other Information


Item 1.     Legal Proceedings
            -----------------

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

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)   Exhibit 10.24 - Asset purchase agreement, dated November 19,
                               1998, between California Microwave, Inc. and
                               Crown International, Inc.

                  Exhibit 27 - Financial Data Schedule for the period ended
                               December 31, 1998.

            (b)   Reports on Form 8-K.
                  December 11, 1998 reporting under Item 5 - Other events. Announcement of filing Exhibits 99.1 and 99.2 to provide additional supplemental information for each of its fiscal 1998 quarters and for the fiscal year ended June 30, 1998. December 11, 1998 reporting under Item 7 - Financial Statements and Exhibits. Exhibit 99.1 - Restated Condensed Consolidated Financial Statements of Operations for the four quarters of fiscal year ended June, 30 1998. Exhibit 99.2-Restated Condensed Consolidated Financial Statement of Operations for the fiscal year ended June, 30 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA MICROWAVE, INC.




February 12, 1998                        BY /s/ Frederick D. Lawrence
--------------------------                 -------------------------------------
Date                                       Frederick D. Lawrence
                                           Chairman of the Board
                                           President and Chief Executive Officer




February 12, 1998                        BY /s/ Donna S. Birks
--------------------------                 -------------------------------------
Date                                       Donna S. Birks
                                           Executive Vice President
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.24         Asset purchase agreement, dated November 19, 1998, between
               California Microwave, Inc. and Crown International, Inc.

 27            Financial Data Schedule for the period ended December 31, 1998.