Form 10-Q
period 1999-03-31
CALIFORNIA MICROWAVE INC
filed 1999-05-17
CIK 16357

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                            -------------------------

                                  FORM 10-Q

 (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

     COMMISSION FILE NUMBER 0-07428

                      ADAPTIVE BROADBAND CORPORATION
        (Exact name of registrant as specified in its charter)

              DELAWARE                           94-1668412
    (State or other jurisdiction of         (I.R.S. Employer
    Incorporation or organization)          Identification Number)

                         1143 BORREGAS AVENUE
                     SUNNYVALE, CALIFORNIA 94089
              (Address of principal executive offices)
                              (Zip Code)

                           (408) 732-4000
      (Registrant's telephone number, including area code)

                     CALIFORNIA MICROWAVE, INC.
          (Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES _X_   NO___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Classes                       Outstanding at April 30, 1999
              -------                       -----------------------------
     Common Stock $.10 Par Value                    14,792,092
 (and related share purchase rights)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ADAPTIVE BROADBAND CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollar in thousands, except per share data)
                                  (Unaudited)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       MARCH 31,                  MARCH 31,
                                                  ------------------         -----------------
                                                   1999        1998           1999        1998
                                                   ----        ----           ----        ----
Revenue                                         $ 38,553     $ 44,340      $ 116,458   $ 129,553
Costs of revenue                                  27,442       27,037         77,477      77,845
                                                --------     --------      ---------   ---------
Gross margin                                      11,111       17,303         38,981      51,708
Expenses:
Research and development                           6,784        4,459         18,179      13,203
Sales, marketing and administration               10,953        9,055         32,524      29,113
Amortization of intangible assets                    540          344          1,408       1,032
Purchased in-process research and development        -            -           11,775         -
Restructuring and other charges                    3,325          -            3,325         -
                                                --------     --------      ---------   ---------
     Total expenses                               21,602       13,858         67,211      43,348
                                                --------     --------      ---------   ---------
Operating income (loss)                          (10,491)       3,445        (28,230)      8,360
Interest expense, net                             (1,245)        (880)        (3,224)     (2,886)
                                                --------     --------      ---------   ---------
Income (loss) from continuing operations
    before income taxes                          (11,736)       2,565        (31,454)      5,474
Provision for (benefit from) income taxes         (4,226)         912         (8,494)      1,960
                                                --------     --------      ---------   ---------
Income (loss) from continuing operations          (7,510)       1,653        (22,960)      3,514

Discontinued operations:
Income (loss) from discontinued operations,
     net of income taxes                             -          1,452          1,963       3,775
Gain (loss) on disposal, net of income taxes         -        (12,500)           -       (12,500)
                                                --------     --------      ---------   ---------
                                                     -        (11,048)         1,963      (8,725)
                                                --------     --------      ---------   ---------

Net loss                                         $(7,510)    $ (9,395)     $ (20,997)   $ (5,211)
                                                --------     --------      ---------   ---------
                                                --------     --------      ---------   ---------

Basic earnings (loss) per share:
Income (loss) from continuing operations         $ (0.51)    $   0.10      $   (1.54)   $   0.21
Income (loss) from discontinued operations           -          (0.67)          0.13       (0.53)
                                                --------     --------      ---------   ---------
Net loss                                         $ (0.51)    $  (0.57)     $   (1.40)   $  (0.32)
                                                --------     --------      ---------   ---------
                                                --------     --------      ---------   ---------

Weighted average common shares                    14,779       16,505         14,953      16,509
                                                --------     --------      ---------   ---------
                                                --------     --------      ---------   ---------

Diluted earnings (loss) per share:
Income (loss) from continuing operations         $ (0.51)    $   0.10      $   (1.54)   $   0.21
Income (loss) from discontinued operations           -          (0.66)          0.13       (0.52)
                                                --------     --------      ---------   ---------
Net loss                                         $ (0.51)    $  (0.56)     $   (1.40)   $  (0.31)
                                                --------     --------      ---------   ---------
                                                --------     --------      ---------   ---------

Weighted average common shares and dilutive
     common share equivalents                     14,779       16,780         14,953      16,753
                                                --------     --------      ---------   ---------
                                                --------     --------      ---------   ---------

See Notes to Condensed Consolidated Financial Statements.

                          ADAPTIVE BROADBAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                 (Unaudited)

                                                                 MARCH 31,     JUNE 30,
                                                                  1999          1998
                                                                 ---------     --------
ASSETS
Current assets:
     Cash and cash equivalents                                 $   4,638      $  24,630
     Short-term investments                                        2,149          2,636
     Accounts receivable                                          35,040         35,918
     Inventories                                                  24,258         25,710
     Deferred income taxes                                        36,739         15,714
     Prepaid expenses                                              2,602            512
     Net current assets of discontinued operations                14,386         11,971
                                                               ---------      ---------
          Total current assets                                   119,812        117,091
                                                               ---------      ---------

Property, plant and equipment, net                                20,345         19,065
Deferred income taxes                                              3,005         16,448
Other assets                                                       5,945          3,698
Intangible assets                                                 32,607         27,887
Net long-term assets of discontinued operations                    3,014          6,323
                                                               ---------      ---------
                                                               $ 184,728      $ 190,512
                                                               ---------      ---------
                                                               ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $  13,505      $  13,142
     Accrued liabilities                                          28,513         30,217
     Current portion of long-term debt                             1,970            352
     Note payable                                                 25,250            -
                                                               ---------      ---------
          Total current liabilities                               69,238         43,711
                                                               ---------      ---------

Long-term liabilities:
Long-term debt                                                     1,016          2,748
Convertible subordinated notes                                    57,500         57,500
Other long-term liabilities                                        1,790          2,000
                                                               ---------      ---------
     Total long-term liabilities                                  60,306         62,248
                                                               ---------      ---------

Shareholders' equity:
     Common stock                                                  1,663          1,663
     Capital in excess of par value                               95,673         95,673
     Treasury stock                                              (34,352)       (27,831)
     Retained earnings (deficit)                                  (7,800)        15,048
                                                               ---------      ---------
          Total shareholders' equity                              55,184         84,553
                                                               ---------      ---------
                                                               $ 184,728      $ 190,512
                                                               ---------      ---------
                                                               ---------      ---------


See Notes to Condensed Consolidated Financial Statements.

                         ADAPTIVE BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                               MARCH  31,
                                                                           ------------------
                                                                           1999          1998
                                                                           ----          ----
Operating activities:
Income (loss) from continuing operations                                $ (22,960)     $  3,514
Adjustments to reconcile net income to net
     Cash provided by (used in) operating activities:
     Purchased in-process research and development                         11,775           -
     Depreciation and amortization                                          5,264         5,269
     Amortization of intangible assets                                      1,408         1,032
     Deferred income taxes                                                 (8,494)        4,147
     Debt issuance costs                                                      157           238
     Other                                                                 (2,570)         (575)
Net effect of changes in:
     Accounts receivable                                                    1,212       (15,064)
     Refundable income taxes                                                  -          10,085
     Inventories                                                            1,759           742
     Prepaid expenses                                                      (2,090)       (1,056)
     Accounts payable                                                         146        (4,185)
     Other assets and accrued liabilities                                  (2,584)        3,668
                                                                        ---------     ---------
Net cash provided by (used in) continuing operations                      (16,977)        7,815
                                                                        ---------     ---------
Investing activities:
Capital expenditures                                                       (5,465)       (4,498)
Acquisitions and investments in businesses                                (18,761)       27,000
Other                                                                         487        (2,608)
                                                                        ---------     ---------
Net cash provided by (used in) continuing operations
  investing activities                                                    (23,739)       19,894
Net cash provided by (used in) discontinued operations
  activities                                                                3,960       (11,858)
                                                                        ---------     ---------
Net cash provided by (used in) investing activities                       (19,779)        8,036
                                                                        ---------     ---------

Financing activities:
Payments on long-term debt                                                   (114)         (109)
Proceeds from issuance of common stock                                      2,019         2,600
Proceeds from (payments on) bank credit facilities                         25,250        (6,000)
Purchase of treasury stock                                                (10,391)       (8,057)
Repayment of convertible subordinated notes                                   -          (5,700)
                                                                        ---------     ---------
Net cash provided by (used in) financing activities                        16,764       (17,266)
                                                                        ---------     ---------

Net decrease in cash and cash equivalents                                 (19,992)       (1,415)
Cash and cash equivalents at beginning of year                             24,630         5,705
                                                                        ---------     ---------
Cash and cash equivalents at end of period                              $   4,638      $  4,290
                                                                        ---------     ---------
                                                                        ---------     ---------

Supplemental cash flow information:
Cash paid (received) during the period for:
     Interest                                                           $   2,232      $  2,339
     Income taxes                                                               5          (300)

See Notes to Condensed Consolidated Financial Statements.

                       ADAPTIVE BROADBAND CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.     BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Adaptive Broadband Corporation (formerly California Microwave, Inc.) and its subsidiaries (the Company). See Note 13 - Corporate Name Change. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the financial position, results of operation and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1998, included in the California Microwave, Inc. 1998 Annual Report to Shareholders.

     The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and for the three and nine months ended March 31, 1999 and March 31, 1998, the Company's comprehensive loss was the same as its net loss.

NOTE 2.     SEGMENT INFORMATION

     During the third quarter of fiscal year 1999, the Company completed the reorganization of its continuing operations from a holding company operating in two business segments to an integrated organization operating in one business segment. The Company is a supplier of terrestrial wireless and satellite-based systems to support ultra-high speed Internet access, broadcast digital TV transport and worldwide Internet backbones. The Company also provides industry-leading solutions for satellite-based data communications and terrestrial wireless telemetry networks. The Company's operations are treated as one operating segment as it reports operating results on an aggregate basis to the chief operating decision maker in the Company. Prior to the reorganization, the Company reported its continuing operation through the Satellite Communications Division and the Terrestrial Wireless Division. See "Results of Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 3.     RESTRUCTURING AND OTHER CHARGES

     During the third quarter of fiscal year 1999, the Company completed the reorganization of its continuing operations from a holding company to one integrated organization and recorded pre-tax charges of $3.3 million. The charges included $2.5 million for severance and $0.8 million for fixed asset write-offs. The severance was associated with work force reductions of approximately 130 employees in manufacturing operations and product management. The work force reductions and fixed asset write-offs were primarily driven by the reduction of manufacturing capacity at the Company's satellite communications operation in Tempe, AZ. The Company utilized $ 0.8 million of the $2.5 million of severance reserve through cash payment for termination benefits. The Company expects to utilize the remainder of the severance accrual through additional cash payments for termination benefits by December 31, 1999.

     During the fourth quarter of fiscal year 1998, the Company reviewed and refocused its operations and business processes in connection with its strategic and operational initiatives and recorded $4.6 million for restructuring and other charges, primarily for severance and excess facilities. The severance charge was $2.9 million associated with workforce reductions of approximately 160 employees. The workforce reductions were primarily driven by the elimination of manufacturing capacity in the Company's Satellite division and factory consolidation in the Company's Terrestrial division, as well as the elimination of the Company's historical holding company structure and impacted employees in all functional areas of the Company. During the first nine months of fiscal year 1999, the Company terminated approximately all of the 160 employees and utilized $2.2 million of the $2.9 million reserve recorded at June 30, 1998 through cash payments for termination benefits. During the first nine months of the fiscal year 1999, there have been no adjustments to the reserve, and the Company expects to utilize the remainder of the severance accrual through additional cash payments for termination benefits by June 30, 1999.

NOTE 4.     DISCONTINUED OPERATIONS

     In October 1998, the Company's Board of Directors adopted a formal plan to sell its Government Division, which consisted of the Government Electronics Division (GED), and Airborne Systems Division (ASID). Historically, the Government Division included the Company's Services Division (SD), which was sold in the fourth quarter of fiscal year 1998 to Telscape International, Inc. (Telscape) for $8.2 million in cash with a pre-tax gain of $6.3 million. These operations contracted principally with the United States Department of Defense and provided products and services principally in the areas of communication, reconnaissance, and surveillance systems. On April 26, 1999, the Company completed the sale of its Government Division to Northrop Grumman Corporation for $93 million in cash, for an approximate net gain of $38 million (net of income taxes). The Company used a portion of the proceeds to pay down the entire outstanding balance of its credit facility. The Company plans to use the remaining proceeds to pay down long term debt, resume its share buyback program and continue to invest in the development and marketing of its new wireless broadband products. The Government Division sale price will include up to an additional $5 million contingent upon the future performance of the divested business.

     The operating results and financial position of the Government Division have been classified as discontinued operations in the Company's financial statements for all periods presented. Revenue from the Government Division discontinued operations was $19.9 million and $22.3 million for the three months ended March 31, 1999 and 1998, and $59.7 million and $68.1 million for the nine months ended March 31, 1999 and 1998. Income from discontinued operations (net of income taxes) for the Government Division was recorded breakeven and $1.5 million for the three months ended March 31, 1999 and 1998, and $2.0 million and $3.8 million for the nine months ended March 31, 1999 and 1998. The loss from discontinued operations for the Government Division for the third quarter of fiscal year 1999 has been deferred in accordance with discontinued operation accounting and will be offset against the gain from the Government Division sale in the fourth quarter of fiscal year 1999.

     In June 1997, the Company's Board of Directors adopted a formal plan to sell its Microwave Networks (MN) and Satellite Transmission Systems (STS) divisions, and provided $8.4 million (net of income taxes) for anticipated operating losses prior to disposal and for expected losses on their eventual sale.

     In February 1998, STS was sold to L-3 Communications Corporation (L-3) for $27 million in cash, and in April 1998, MN was sold to Tadiran Ltd. (Tadiran) for $31.5 million in cash. During the second half of fiscal year 1998, the Company recorded additional provisions of $15.1 million (net of income taxes) for additional losses on disposal of these divisions, including $12.5 million (net of income taxes) during the quarter ended March 31, 1998. These provisions were primarily for adjustments to the combined losses on sale and for higher than anticipated operating losses prior to disposal of both divisions. The operating results, loss on disposal, and financial position of these divisions have been classified as discontinued operations in the Company's financial statements through the divestiture dates. Revenue from the MN and STS discontinued operations was $12.9 million and $75.4 million for the three-month and nine-month periods ended March 31, 1998. The loss from discontinued operations (net of income taxes) for MN and STS for the three month and nine month periods ended March 31, 1998, was $3.6 million and $8.3 million, and was accrued as part of the net loss on disposal.

     Final accounting for the MN divestiture is subject to completion of the post-closing procedures provided for in the Tadiran agreement. The Company believes that the completion of these procedures will not have a material impact on the Company's financial position, results of operations or cash flows.

     In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. Also, in September 1998, the Company received notices from Nokia that Nokia has decided to terminate the May 1995 agreements and has begun arbitration proceedings to recover damages, which Nokia provisionally claims are $9.6 million. The Company believes that it has good defenses and will vigorously defend the Nokia and Tadiran claims.
No accruals have been recorded for expenses that may be incurred to resolve the dispute, and the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 5.     INVENTORIES

     (DOLLARS IN THOUSANDS)                  MARCH 31, 1999      JUNE 30, 1998
     ----------------------                  --------------      -------------
     Work-in-process and finished goods         $  12,455          $   8,766
     Raw materials                                 11,803             16,944
                                                ---------          ---------
                                                 $ 24,258          $  25,710
                                                ---------          ---------
                                                ---------          ---------

NOTE 6.     INTANGIBLE ASSETS OF BUSINESSES ACQUIRED

     For acquisitions accounted for under the purchase method, the excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets based on fair value. The carrying value of the intangible assets are reviewed if the facts and circumstances suggest that the asset may be impaired. If this review indicates that the intangible assets are not recoverable, the Company's carrying value is reduced appropriately. The following table summarizes net intangible assets of businesses acquired:

                             AMORTIZATION
     (DOLLARS IN THOUSANDS)      PERIOD      MARCH 31, 1999      JUNE 30, 1998
     ----------------------  ------------    --------------      -------------
Goodwill                     10-30 years       $ 40,222             $37,033
Developed technology             8 years          2,074                 -
Assembled workforce          3 - 4 years            865                 -
                                               --------             -------
                                                 43,161              37,033
Accumulated amortization                        (10,554)             (9,146)
                                               --------             -------
                                               $ 32,607             $27,887
                                               --------             -------
                                               --------             -------

NOTE 7.     BORROWING ARRANGEMENTS

     In November 1998, the Company terminated its asset-based bank credit facility due to expire in June 2000 and entered into an unsecured revolving credit facility with available credit of $30 million that expires in June 1999. The Company increased its revolving credit facility to $36 million in March 1999. The annual commitment fee on the unused portion of the facility and the interest rate on the borrowings vary based upon the Company's ratio of funded debt to earnings before interest, amortization, and taxes, with the maximum commitment fee set at 0.4% and the maximum borrowing rate set at the bank's reference rate plus 0.5%. The maximum borrowing rate was 8.0% at March 31, 1999. The net borrowing capacity under the Company's credit facility was $9.4 million as of March 31, 1999. In April 1999, the Company used a portion of the proceeds from the sale of its Government Division to pay down the entire outstanding balance of the credit facility. See Note 4 -Discontinued Operations.

     At March 31, 1999, the Company was not in compliance with certain covenants of its bank credit facility and one of its industrial development bond agreements. The credit facility lender waived such non-compliance at March 31, 1999, and the credit facility and industrial development bond balances are classified as current liabilities. The Company plans to use a portion of the proceeds from the sale of its Government Division to pay down the balance of the industrial development bond.

NOTE 8.     SHAREHOLDERS' EQUITY

     On February 5, 1998, the Company announced that its Board of Directors authorized the repurchase of up to three million shares of its common stock on the open market. On October 6, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to six million. During the nine months ended March 31, 1999, the Company acquired 732,000 shares of common stock for $10.4 million, bringing the total shares repurchased subsequent to February 5, 1998 to approximately 2.3 million.

     The following table summarizes the changes in shareholders' equity for the nine months ended March 31, 1999.

                                                        CAPITAL IN                RETAINED         TOTAL
                                SHARES                  EXCESS OF      TREASURY   EARNINGS      SHAREHOLDERS'
(DOLLARS IN THOUSANDS)          ISSUED        AMOUNT    PAR VALUE       STOCK     (DEFICIT)       EQUITY
-------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998      16,629,031       $1,663    $95,673        $(27,831)  $ 15,048      $ 84,553
Treasury stock repurchase                                                (10,391)                 (10,391)
Common stock issued from
treasury shares for stock
option and stock purchase
plans                                                                      3,870    (1,851)         2,019
Net loss                                                                           (20,997)       (20,997)
                              -------------------------------------------------------------------------------
Balance at March 31, 1999     16,629,031       $1,663    $95,673        $(34,352)  $(7,800)      $ 55,184
                              -------------------------------------------------------------------------------

NOTE 9.     SHAREHOLDER RIGHTS

     In October 1989, the Board of Directors of the Company approved a Rights Agreement which provided for the issuance to holders of common stock rights to purchase additional common stock and other securities. These Rights become exercisable in the event, among other things, that a person or group acquires 20% or more of the Company's common stock as described in the Agreement. In light of the Company's common stock repurchase program (discussed in Note 8 above), planned repurchases of common stock by the Company could cause the ownership of one or more stockholders to cross the 20% threshold, which could inadvertently trigger the exercisability of the Rights. Accordingly, on November 6, 1998, the Rights Agreement was amended to provide that the exercisability of the Rights will not be triggered if a person becomes a beneficial owner of 20% or more of the Company's common stock as a result of an acquisition of common stock by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such stockholder to 20% or more. Exercisability would still, however, be triggered if such person, following notice or disclosure of stock repurchases, then becomes the beneficial owner of an aggregate of 3,000,000 shares of common stock or more. In addition, the Rights Agreement was also amended to permit the Board of Directors to authorize, issue or pay, upon exercise of Rights, cash or other property.
The Company also effected certain other changes to the Rights Agreement, including the change of its Rights Agent to BankBoston, N.A.

NOTE 10.     INCOME TAXES

     At March 31, 1999, the Company has a cumulative net deferred tax asset of $39.7 million that will be available to reduce payments on future tax liabilities. The Company's management believes it is more likely than not that the deferred tax asset will be realized based on the Company's operating history in its continuing operations, its projected future results, and the gain on the sale of its Government Division.

NOTE 11.     CONTINGENT LIABILITIES

     The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 12.     ACQUISITIONS

     On August 20, 1998, the Company acquired Adaptive Broadband Limited
(ABL) a United Kingdom based company developing high-speed wireless Internet connectivity technology. The acquisition was accounted for under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. The purchase price will include additional future payments of up to $7 million contingent on ABL's performance exceeding certain targets. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identified intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. The Company's management believes that the allocation of the majority of the initial purchase price to purchased in-process research and development is appropriate given the stage of development of ABL's potential products and the considerable potential for these products to contribute to the future operations of the Company. The Company's results of operations for the first nine months of fiscal year 1999 include ABL's results from August 20, 1998.

     On November 19, 1998, the Company acquired Crown Satellite (Crown), which is developing and supplying products and software for the network delivery of Internet Protocol (IP) data and multimedia services, from Crown International, Inc. The acquisition was accounted for under the purchase method. The initial purchase price was approximately $7.7 million including cash payments, direct costs, and the assumption of Crown's net liabilities. The purchase price will include additional future payments contingent on Crown's performance. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price was allocated $3.6 million to in-process research and development, $0.3 million to net tangible assets, $2.5 million to identified intangible assets, and $1.3 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. The Company's management believes that the purchased in-process research and development is appropriate given the stage of development of certain of Crown's data products and the potential for these products to contribute to the future operations of the Company. The Company's results of operations for the first nine months of fiscal year 1999 include Crown's results from November 19, 1998.

NOTE 13.     CORPORATE NAME CHANGE

     Effective April 29, 1999, the Company changed its corporate name from California Microwave, Inc. to Adaptive Broadband Corporation. During the past two years, the Company has targeted its market and product focus to concentrate on wireless broadband solutions. The Company bears little resemblance to the California supplier of defense electronics and microwave components that was founded in 1968. The California Microwave name has a traditionally strong presence in the intelligence community, and the Company included the name as part of the sale of the Company's Government Division to Northrop Grumman Corporation. The Company's stock symbol of ADAP was listed on the Nasdaq national market trading system on April 29, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS MADE BELOW AND IN THE ADAPTIVE BROADBAND CORPORATION, FORMERLY CALIFORNIA MICROWAVE, INC. (THE COMPANY), 1998 ANNUAL REPORT TO SHAREHOLDERS THAT ARE NOT HISTORICAL FACTS, INCLUDING ANY STATEMENTS ABOUT EXPECTATIONS FOR FISCAL YEAR 1999 AND BEYOND, MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S ANALYSIS ONLY AS THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE STATEMENTS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE EVENTS OR RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, DELAYS IN THE RECEIPT OF ORDERS OR IN THE SHIPMENT OF PRODUCTS, CHANGES IN DEMAND FOR PRODUCTS, PRICE COMPETITION, NEW PRODUCT INTRODUCTIONS BY COMPETITORS OR THE COMPANY, COST OVERRUNS, FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS, TIMELY AVAILABILITY OF SUPPLY OF COMPONENTS, DEPENDENCE ON MAJOR ORDERS FROM A SMALL NUMBER OF CUSTOMERS, LIMITATIONS ON THE COMPANY'S ABILITY TO REDUCE INVENTORY AND EXPENSES IF FORECASTS AND EXPECTED DEMAND ARE NOT REALIZED, GENERAL ECONOMIC CONDITIONS, THE IMPACT OF YEAR 2000 AND OTHER FACTORS DISCUSSED ELSEWHERE HEREIN. SEE ALSO THE RISK FACTORS REFERRED TO UNDER "INFORMATION REGARDING FORWARD LOOKING STATEMENTS" IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS AND IN THE COMPANY'S FORM 10-K ANNUAL REPORT FOR ITS FISCAL YEAR ENDED JUNE 30, 1998. THE CONSOLIDATED FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In October 1998, the Company's board of director's adopted a formal plan to sell its Government Division. The Government Division was sold on April 26, 1999. During fiscal 1998, the Company sold its Microwave Networks (MN), Satellite Transmission Systems (STS), and Services (SD) divisions. The operating results, loss on disposal, and financial position of these divisions have been classified separately as discontinued operations for all periods presented in the accompanying Condensed Consolidated Financial Statements. See Note 4 -- Discontinued Operations, of Notes to Condensed Consolidated Financial Statements for further discussion of these transactions.

RESULTS OF OPERATIONS

OVERVIEW

     The Company reported a net loss from continuing operations of $7.5 million, or $0.51 per share, for the three months ended March 31, 1999, compared to net income from continuing operations of $1.7 million, or $0.10 per share for the three months ended March 31, 1998. Operating results from continuing operations for the third quarter of fiscal year 1999 include restructuring and other charges of $2.1 million after income taxes. Excluding the restructuring and other charges, the Company's net loss from continuing operations for the three months ended March 31, 1999 would have been $5.4 million, or $0.36 net loss per share.

     In addition to the restructuring and other charges, the fiscal 1999 third quarter includes excess manufacturing costs of $1.9 million after income taxes, related to factory floor and inventory reductions, and manufacturing process changes in the Company's satellite communications operations.

     The Company reported a net loss from continuing operations of $23.0 million, or $1.54 per share, for the first three quarters of fiscal year 1999, compared to net income from continuing operations of $3.5 million, or $0.21 per share for the same period during fiscal year 1998. Results of fiscal year 1998 included a litigation settlement charge of $1.2 million after income taxes. Operating results from continuing operations for the first three quarters of fiscal year 1999 include one-time charges of $10.4 million after income taxes for purchased in-process research and development related to the company's acquisitions of Adaptive Broadband Limited (ABL) and Crown Satellite (Crown) and restructuring and other charges of $2.1 million after income taxes. Excluding the purchased in-process research and development charges and restructuring and other charges, net loss from continuing operations for the nine months ended March 31, 1999 would have been $10.5 million, or $0.70 net loss per share.

     The Company records bookings for new orders received only if the product will be shipped to the customer within twelve months. New orders booked from continuing operations were $41.7 million and $43.7 million for the three months ended March 31, 1999 and 1998, representing a 5% decrease. For the first nine months of Fiscal 1999, new orders booked from continuing operations were $117.3 million, compared to $134.1 million for the same period during fiscal year 1998, representing a 13% decrease. Revenue from continuing operations was $38.6 million and $44.3 million for the three months ended March 31, 1999 and 1998, representing a 13% decrease. Revenue from continuing operations was $116.5 million and $129.6 million for the nine months ended March 31, 1999 and 1998, representing a 10% decrease. These decreases were primarily a result of weakness in the Company's international markets, primarily in Latin America, for both satellite and terrestrial products, and in satellite product sales to domestic integrators who ship internationally. The decrease in international revenue was partially offset by an increase in domestic revenue during the third quarter and the first nine months of Fiscal 1999.

     During the third quarter of fiscal year 1999, the Company completed its transition from a holding company operating in two business segments to an integrated organization operating in one business segment. The Company derives its revenue from two major product groups: Satellite Communications Products Group (Satellite) and Terrestrial Wireless Products Group (Terrestrial). The supplemental information for these two product groups are as follows:

(Dollars in millions)       Three months ended March 31,           Nine months ended March 31,
                             1999                1998                1999             1998
                              ----                ----               ----             ----
BOOKINGS

Satellite:
   Domestic               $10.5     50%       $11.0     48%      $ 26.8    45%     $ 30.2     43%
   International           10.3     50%        12.0     52%        32.7    55%       40.3     57%
                          -------------       -------------      -------------     --------------
   Total                   20.8    100%        23.0    100%        59.5   100%       70.5    100%

Terrestrial:
   Domestic                16.7     80%        12.3     59%        43.4    75%       39.6     62%
   International            4.2     20%         8.4     41%        14.4    25%       24.0     38%
                          -------------       -------------      -------------     --------------
   Total                   20.9    100%        20.7    100%        57.8   100%       63.6    100%

Total Domestic             27.2     65%        23.3     53%        70.2    60%       69.8     52%
Total International        14.5     35%        20.4     47%        47.1    40%       64.3     48%
                          -------------       -------------      -------------     --------------
Total Bookings            $41.7    100%       $43.7    100%      $117.3   100%     $134.1    100%

REVENUE

Satellite:
   Domestic               $ 9.7     49%       $ 9.5     41%      $ 26.3    44%     $ 27.4     41%
   International           10.2     51%        13.5     59%        32.9    56%       40.1     59%
                          -------------       -------------      -------------     --------------
   Total                   19.9    100%        23.0    100%        59.2   100%       67.5    100%

Terrestrial:
   Domestic                13.9     74%        13.2     62%        40.4    71%       37.9     61%
   International            4.8     26%         8.1     38%        16.9    29%       24.2     39%
                          -------------       -------------      -------------     --------------
   Total                   18.7    100%        21.3    100%        57.3   100%       62.1    100%

Total Domestic             23.6     61%        22.7     51%        66.7    57%       65.3     50%
Total International        15.0     39%        21.6     49%        49.8    43%       64.3     50%
                          -------------       -------------      -------------     --------------
Total Revenue             $38.6    100%       $44.3    100%      $116.5   100%     $129.6    100%

GROSS MARGIN

Satellite                 $ 5.1     26%       $ 8.3     36%      $ 16.9    29%      $ 26.4    39%
Terrestrial                 6.0     32%         9.0     42%        22.1    39%        25.3    41%
                          -------------       -------------      -------------      -------------
Total                     $11.1     29%       $17.3     39%      $ 39.0    33%      $ 51.7    40%

GROSS MARGIN-EXCLUDING EXCESS MANUFACTURING COSTS


Satellite                 $ 7.2     36%       $ 8.3     36%      $ 19.0    32%      $ 26.4    39%
Terrestrial                 6.9     37%         9.0     42%        23.0    40%        25.3    41%
                          -------------       -------------      -------------      -------------
Total                     $14.1     37%       $17.3     39%      $ 42.0    36%      $ 51.7    40%


SATELLITE COMMUNICATIONS

     The Satellite Communications Products Group provides satellite modems and transceiver products and services primarily to telecommunications carriers and Internet service providers, it also develops and supplies products and software for the network delivery of Internet Protocol (IP) data and multimedia services. These products and services enable customers to provide voice, video, and data services via satellite.

     Satellite revenue was $19.9 million and $23.0 million for the three months ended March 31, 1999 and 1998, representing a decrease of $3.1 million or 13%. Satellite revenue was $59.2 million and $67.5 million, for the nine months ended March 31, 1999 and 1998, representing a decrease of $8.3 million or 12%. International revenue decreased $3.3 million or 24% for the three months ended March 31, 1999, and for the nine months ended March 31, 1999, international revenue decreased $7.2 million or 18%. The international revenue decrease was due to economic conditions in developing countries, a delay in the privatization of the public telecommunications company in Brazil, and weakened demand in the satellite European markets. Domestic revenue increased $0.2 million or 2% for the three months ended March 31, 1999, and decreased $1.1 million or 4% for the nine months ended March 31, 1999. The revenue decrease for the nine months ended March 31, 1999 was due primarily to lower demand from systems integrators whose ultimate customers are in the international markets. Satellite book-to-bill ratios were 105% and 100% for the three months ended March 31, 1999 and 1998, and 101% and 104% for the nine months ended March 31, 1999 and 1998.

     Excluding excess manufacturing costs directly related to factory floor reductions, inventory reductions and manufacturing process changes of $2.1 million, Satellite gross margin would have been $7.2 million and $8.3 million, or as a percentage of revenue 36% and 36% for the three months ended March 31, 1999 and 1998. Excluding the excess manufacturing costs, Satellite gross margin would have been $19.0 million and $26.4 million, or as a percentage of revenue 32% and 39% for the nine months ended March 31, 1999 and 1998.

TERRESTRIAL WIRELESS

     The Terrestrial Wireless Products Group provides products and services, based upon microwave radio technology, primarily to the television broadcast, oil, gas and utility, and transaction processing industries. It is also developing high-speed, dynamic bandwidth management and wireless Internet connectivity technology.

     Terrestrial revenue was $18.7 million and $21.3 million for the three months ended March 31, 1999 and 1998, representing a decrease of $2.6 million or 12%. Terrestrial revenue was $57.3 million and $62.1 million for nine months ended March 31 1999 and 1998, representing a decrease of $4.8 million or 8%. International revenue decreased $3.3 million or 41% for the three months ended March 31, 1999, partially offset by an increase in domestic revenue of $0.7 million. For the nine months ended March 31 1999, international revenue decreased $7.3 million or 30%, partially offset by an increase in domestic revenue of $2.5 million or 7%. The decrease in international revenue was due primarily to economic conditions in developing countries, including declines in oil and gas prices in Latin America. Terrestrial book-to-bill ratios were 112% and 97% for the three months ended March 31, 1999 and 1998, and 101% and 102% for the nine months ended March 31, 1999 and 1998, respectively.

     Excluding excess manufacturing costs from inventory reductions of $0.9 million, terrestrial gross margin would have been $6.9 million and $9.0 million, or as a percentage of revenue 37% and 42% for the three months ended March 31, 1999 and 1998, and $23.0 million and $25.3 million, or as a percentage of revenue 40% and 41% for the nine months ended March 31, 1999 and 1998. The decrease in gross margin was due primarily to lower revenue and a change in the revenue mix to lower margin products.

RESTRUCTURING AND OTHER CHARGES

     During the third quarter of fiscal year 1999, the Company completed its reorganization of its continuing operations from a holding company to one integrated organization and recorded pre-tax charges of $3.3 million. The charges included $2.5 million for severance and $0.8 million for fixed asset write-offs. The severance was associated with work force reductions of approximately 130 employees in manufacturing operations and product management. The work force reductions and fixed asset write-offs were primarily driven by the reduction of manufacturing capacity at the Company's satellite communications operation in Tempe, AZ.

     The completion of the reorganization included the consolidation of all company manufacturing operations under new leadership and the installation of a new management team in its Tempe, AZ, satellite communications operation. The new team has begun outsourcing the manufacturing of certain new products, reduced the Tempe factory floor space by 20%, consolidated its manufacturing operations into one building, and reduced by 32% the manufacturing operations headcount in Tempe. By transitioning to a build-to-order process, inventory in Tempe has been reduced by 14%, and through improvements in bill of materials, inventory in the company's Chelmsford, MA, operation has been reduced by 17%.

OPERATING EXPENSES

     Research and development expenses for continuing operations were $6.8 million and $4.5 million, or as a percentage of revenue 18% and 10% for the three months ended March 31, 1999 and 1998. For the nine months ended March 31, 1999 and 1998, research and development expenses were $18.2 million and $13.2 million, or as a percentage of revenue 16% and 10%. The increase was primarily attributable to the Company's investment in research and development for AB-Access-TM- and other terrestrial wideband and broadband products, as well as research and development investment in broadband satellite products such as the Spectracast-TM- products and the Multimedia Integrated Digital Access System (MIDAS-TM-). The Company believes that the continual and rapid introduction of new products and technologies is critical to the growth within its current and future target markets, thus expects to continue to commit substantial resources to product development and engineering in future periods.

     Sales, marketing and administrative expenses for continuing operations were $11.0 million and $9.1 million or as a percentage of revenue 28% and 20%, for the three months ended March 31, 1999 and 1998. For the nine months ended March 31, 1999 and 1998, sales, marketing and administrative expenses for continuing operations were $32.5 million and $29.1 million, or as a percentage of revenue 28% and 22%. Included in sales, marketing and administrative expenses for the nine months ended March 31, 1998 was a $1.9 million litigation settlement charge. The increase reflects the Company's investment in new sales and marketing initiatives for its new products.

     Amortization expense associated with intangible assets for the continuing operations was $0.5 million and $0.3 million for the three months ended March 31, 1999 and 1998, and $1.4 million and $1.0 million for the nine months ended March 31, 1999 and 1998. The increase was due to an increase in intangible assets from the ABL and Crown acquisitions during the first half of fiscal year 1999.

     During the first half of fiscal year 1999, the Company recorded purchased in-process research and development charges of $8.2 million associated with the ABL acquisition and $3.6 million associated with the Crown acquisition. See Note 12 -- Acquisition, of Notes to Condensed Consolidated Financial Statements for further discussion of the ABL and Crown acquisitions.

INTEREST EXPENSE, NET

     Net interest expense was $1.2 million and $0.9 million for the three months ended March 31, 1999 and 1998, and $3.2 million and $2.9 million for the nine months ended March 31, 1999 and 1998. The increase in net interest expense during the three and nine months ended March 31, 1999 was due to higher average borrowings from the utilization of the Company's revolving credit facility.

PROVISION FOR INCOME TAXES

     The Company's income tax benefit from continuing operations was $4.2 million and $8.5 million for the three months and nine months ended March 31, 1999 compared to income taxes expense of $0.9 million and $2.0 million for the three months and nine months ended March 31, 1998. The effective income tax rate for the three months ended March 31, 1999 and 1998 was consistent at 36%. Excluding the impact of the partial valuation allowance recorded against future deductions from the amortization of intangible assets acquired in the ABL and Crown acquisitions, the effective income tax rate for the nine months ended March 31, 1999 was consistent with the 36% rate for the same period in the prior year.

DISCONTINUED OPERATIONS

     Discontinued operations includes breakeven results for Government Division for the three months ended March 31, 1999. For the three months ended March 31, 1998, discontinued operations includes net income from the Government Division of $1.5 million. For the nine months ended March 31, 1999 and 1998, discontinued operations includes net income from the Government Division of $2.0 million and $3.8 million. Also included in discontinued operations for the three and nine months ended March 31, 1999, is a $12.5 million provision for losses on the disposal of Microwave Networks
(MN) and Satellite Transmission Systems (STS). The loss from discontinued operations for the Government Division for the third quarter of fiscal year 1999 has been deferred in accordance with discontinued operation accounting and will be recognized against the gain from the Government Division sale in the fourth quarter of fiscal year 1999. See Note 4 - Discontinued operations of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had working capital of $50.6 million, including $4.6 million of cash and cash equivalents, as compared to working capital of $73.4 million, including cash and cash equivalents of $24.6 million, at June 30, 1998.

     Net cash used in continuing operating activities was $17.0 million for the nine months ended March 31, 1999, primarily due to a loss from operations before the write-off of purchased in-process research and development, offset by changes in assets and liabilities. Net cash provided by continuing operating activities was $7.8 million for the nine months ended March 31, 1998, primarily from operating income of $3.5 million and $10.1 million from income tax refunds, which was offset by an increase in accounts receivables of $15.1 million.

     Net cash used in investing activities for the nine months ended March 31, 1999 was $19.8 million including the acquisitions of ABL for $10.6 million and Crown for $7.7 million, and capital expenditures of $5.5 million, offset by $4.0 million cash generated from discontinued operations. Net cash from investing activities for the nine months ended March 31, 1998, was $8.0 million, primarily from proceeds from the sale of STS for $27 million, partially offset by $11.9 million of cash used in discontinued operations.

     During the first nine months of fiscal year 1999, the Company acquired 732,000 shares of its common stock for $10.4 million, bringing the total shares repurchased to approximately 2.3 million shares under the Board of Directors authorized common stock repurchase plan.

     In addition to the common stock repurchased, the Company's financing activities for the nine months ended March 31, 1999 included credit facility borrowings of $25.3 million and the receipt of $2.0 million from the sale of the Company's common stock under stock option and stock purchase plans.

     In November 1998, the Company terminated its asset-based bank credit facility due to expire in June 2000 and entered into an unsecured revolving credit facility with available credit of $30 million that expires in June 1999. The Company increased its revolving credit facility to $36 million in March 1999. The annual commitment fee on the unused portion of the facility and the interest rate on the borrowings vary based upon the Company's ratio of funded debt to earnings before interest, amortization, and taxes, with the maximum commitment fee set at 0.4% and the maximum borrowing rate set at the bank's reference rate plus 0.5%. The maximum borrowing rate was 8.0% at

March 31, 1999. The net borrowing capacity under the Company's credit facility was $9.4 million as of March 31, 1999.

     At March 31, 1999, the Company was not in compliance with certain covenants of its bank credit facility and one of its industrial development bond agreements. The credit facility lender waived such non-compliance at March 31, 1999, and the credit facility and industrial development bond balances are classified as current liabilities. In April 1999, the Company completed the sale of its Government Division to Northrop Grumman for $93 million in cash. The Company used a portion of the sale proceeds to pay down the entire outstanding balance of the credit facility. The Company plans to use the remaining proceeds to pay down the balance of the industrial development bond, resume its share buyback program and continue to invest in the development and marketing of its new wireless broadband products.

     The Company believes that its current cash position, available credit facilities, and funds generated from operations, will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for the foreseeable future.

YEAR 2000 COMPLIANCE

STATE OF READINESS

     As of March 31, 1999, the Company has completed the assessment of the potential impact of the Year 2000 on its products, information systems, embedded systems (including computers used in the manufacturing process) and on the ability of certain third parties to supply critical materials and services. The Company intends to complete the necessary remediation action by the end of calendar year 1999.

COSTS ASSOCIATED WITH YEAR 2000

     Expenditures to date with respect to Year 2000 have not been material and have consisted primarily of the limited use of outside consultants and the time of certain Company personnel. Based on the assessment completed through March 31, 1999, the Company currently expects the future costs of making system modifications, primarily consisting of the time of certain company personnel and the replacement of computer hardware to be approximately $0.7 million. Based on the assessment completed through March 31, 1999, the Company currently does not expect the future costs of assessing the Year 2000 readiness of material third party suppliers and major customers to be material.

RISKS OF YEAR 2000

     The Company has completed the assessment of the impact of Year 2000 on its products. The worst case scenario is unknown and unanticipated Year 2000 failures in the Company's products could have a material adverse impact on the Company's results of operations, financial position and cash flows.
While the Company does not anticipate a material business interruption to result from the Year 2000, the Company can give no assurances that its systems will be Year 2000 ready, and the Company cannot guarantee the Year 2000 readiness of key third party suppliers, service providers and major customers.

     If any of the Company's computer systems, embedded systems, key third party suppliers, service providers and major customers are not Year 2000 ready, the Company may experience a business interruption which could have a material adverse impact on the Company's results of operations and financial condition.

CONTINGENCY PLANS

     The Company has developed a comprehensive plan to address situations that may result from the Year 2000 and is currently making significant progress in the implementation of this plan.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The majority of the Company's revenue is denominated in U.S. dollars. The Company is engaged in minimal foreign currency hedging activity. No foreign currency exchange contracts were outstanding at March 31, 1999, and the net currency gains and losses have not been material.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. Also, the Company, in September 1998, received notices from Nokia that Nokia has decided to terminate the May 1995 agreements and has begun arbitration proceedings to recover damages, which Nokia provisionally claims are $9.6 million. The Company believes that it has good defenses and will vigorously defend the Nokia and Tadiran claims. No accruals have been recorded for expenses that may be incurred to resolve the dispute, and, although no assurance can be given the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flow.

ITEM 5.     OTHER INFORMATION

     In April 1999, the Company completed the sale of its Government Division to Northrop Grumman Corporation. The Company has filed a Current Report on Form 8-K on December 11, 1998 to provide supplemental information regarding the restatement of the operations of the Company's Government Division to discontinued operations for each of the four quarters and the fiscal year of 1998.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27.1     Financial Data Schedule

(b) Reports on Form 8-K.

The Company field a Current Report on Form 8-K on March 23, 1999, relating to its change of the Company's name to Adaptive Broadband Corporation.

The Company also filed a Current Report on Form 8-K on March 17, 1999, for its announcement of having entered into an agreement for the sale of the Government Division.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ADAPTIVE BROADBAND CORPORATION
                                                                   (Registrant)



May 14, 1999                                  BY  /s/  Donna S. Birks
----------------------------                      ------------------------------
Date                                              DONNA S. BIRKS
                                                  EXECUTIVE VICE PRESIDENT
                                                  CHIEF FINANCIAL OFFICER