Form 10-K405
period 1999-06-30
ADAPTIVE BROADBAND CORP
filed 1999-09-27
CIK 16357

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1999.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $409,447,000 as of August 31, 1999, excluding 1,967,000 shares outstanding at August 31, 1999 of the registrant's common stock held by directors, executive officers and holders of more than 10% of the registrant's common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: On August 31, 1999, there were 14,813,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for fiscal year ended June 30, 1999. (Part II of Form 10-K)

(2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the registrant's 1999 Annual Meeting of Shareholders. (Part III of Form 10-K)

ITEM 1.  BUSINESS

GENERAL

         Adaptive Broadband Corporation (the "Company") is a supplier of terrestrial wireless and satellite-based systems to support data communications, broadcast digital TV and telemetry networks. The Company also provides products for satellite-based and terrestrial wireless ultra-high speed Internet access, transport and worldwide Internet backbones.

         During the past two years, the Company has begun to shift its market and product focus to concentrate on wireless broadband solutions, while continuing to address the market for its core satellite and terrestrial microwave products. During fiscal year 1999, the Company completed its transition from a holding company to an integrated organization operating in one business segment with two major product groups: satellite communications and terrestrial wireless communications. Effective April 29, 1999, the Company changed its corporate name to Adaptive Broadband Corporation from California Microwave, Inc. The Company's stock symbol of ADAP was listed on the Nasdaq National Market trading system on April 29, 1999.

         In June 1997, the Company announced its plans to divest its Microwave Networks Division ("MN") and its Satellite Transmission Systems Division ("STS") and the financial statements of the Company were restated to reflect the accounts of MN and STS as discontinued operations. The sale of STS to L-3 Communications Corporation in exchange for $27.0 million in cash was completed on February 5, 1998, and the sale of MN to Tadiran, Ltd. in exchange for $31.5 million in cash was completed on April 21, 1998. In May 1998, the Company sold the Services Division to Telscape International, Inc. for $8.2 million in cash. In April 1999, the Company sold its Government Division to Northrop Grumman Corporation for $93 million in cash. Final accounting for the Government Division and MN divestitures is subject to completion of the post-closing procedures provided for in the Northrop and Tadiran agreements. Adaptive Broadband received approximately $160 million in proceeds through the divestiture of these businesses. Subsequently, the Company has used a portion of the proceeds to invest in the development of new products through acquisition and internal development; eliminated all short-term debt and continued its share repurchase program initiated in February 1998. See "Risk Factor--Post-Closing Procedures and Litigation Related to Discontinued Operations."

         On August 20, 1998, the Company acquired, for $10.9 million in cash, Adaptive Broadband Limited ("ABL"), a United Kingdom-based company developing high-speed wireless Internet connectivity technology. On November 19, 1998, the Company acquired, for $7.7 million in cash, Crown Satellite ("Crown"), which is developing and supplying products and software for the network delivery of Internet Protocol "IP" data and multimedia services, from Crown International, Inc.

         On February 5, 1998, the Company announced its intention to purchase, in the open market, up to three million shares of its common stock. On October 6, 1998, the Company announced an increase in the number of shares authorized for repurchase to six million. At June 30, 1999, approximately 2.7 million shares of common stock had been repurchased since the commencement of the repurchase program.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

RISK FACTORS

         Statements of the Company in this Annual Report on Form 10-K that are not historical facts, including statements about management's expectations for fiscal year 2000 and beyond, market demand for products, product development plans, competitive pressures and the regulatory environment are forward-looking statements that involve certain risks and uncertainties. Words such as "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company assumes no obligation to update any forward-looking statement. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company has experienced and will in the future experience significant fluctuations in sales and operating results from quarter to quarter. Factors that could cause the Company's sales and operating results to vary significantly from period to period include: mix of systems and products sold; timing of significant orders and deliveries of new and existing products and systems; receipt of documents to support export shipments, such as export licenses, import documentation and letters of credit; fluctuating market demand; price competition; new product introductions by the Company or by the Company's competitors; fluctuations in foreign currency exchange rates; disruptions in delivery of products manufactured by subcontractors or of components or subsystems provided by third-party suppliers; seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months; the relatively long sales cycles for certain of the Company's products; changes in timing and amount of sales incentive compensation;

political instability; regulatory developments; conditions affecting the telecommunications industry generally or general economic conditions; acquisitions and other factors described in this section.

         The Company's future revenues in any period are likely to be derived from a smaller number of transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on the Company's quarterly revenues and results of operations than historically.

         Due to the relatively fixed nature of many of the Company's costs, including personnel and facilities costs, and because operating expenses are based on anticipated revenue, a decline in revenue, failure to achieve expected revenue in any fiscal quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter. In certain of the Company's operations, inventory levels are established and expenditures are made based on forecasted demand rather than on customer orders, and the Company may be limited in its ability to reduce inventory and expenses if such forecasted demand is not realized. Similarly, under the Company's manufacturing agreement for its AB-Access-TM- product, if the Company fails to purchase projected quantities of the manufactured products, the agreement provides for an increase in the per-unit purchase price. Accordingly, lower-than-anticipated demand could adversely affect the Company's margins for that product.

         To prepare for the future, the Company must continue to invest resources heavily in acquired and new businesses for the development of new high speed wireless broadband products and technologies, the evaluation of these products, plant, equipment, inventory, personnel and other items required to efficiently produce these new products and to provide necessary marketing and administrative service and support. As a result, in addition to the Company's fixed costs, its expenses will be increased by costs associated with the initial development and production of new products. In the event of a shortfall in revenues, these factors could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes, therefore, that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

         For all the foregoing factors, as well as other unanticipated factors, it is possible that in future quarters the Company's results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock will likely be materially adversely affected.

MANAGEMENT OF CHANGING BUSINESS OPERATIONS

         The Company's strategy is to shift its focus from providing traditional microwave radio and satellite receiver and transmission products to providing enhanced microwave radio products, Internet Protocol transport solutions and high-speed wireless telecommunications networks. As part of this strategy, the Company has, in the last two years, sold four of its non-strategic businesses and acquired Adaptive Broadband Limited, a developer of high-speed wireless Internet connectivity technology, based in the United Kingdom, and Crown Satellite, a developer of broadband satellite download products. Implementation of the Company's new strategy, particularly in a rapidly evolving market, will require effective planning and management, as well as significant additional expenses and financial and operational resources. To date, the Company's revenues from sales of these new products have been immaterial and there can be no assurance that the Company will be able to generate substantial revenues and profits from these new products or otherwise successfully enter this new market. Failure to develop and introduce enhanced new products in a cost-effective and timely manner or to achieve market acceptance of these products would have a material adverse effect on the Company's business, results of operations and financial condition.

LENGTHY SALES CYCLE

         A customer's decision to purchase many of the Company's products typically involves a significant technical evaluation, formal internal procedures associated with large capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with the Company's products can be lengthy and subject to a number of significant risks over which the Company has little or no control. The Company's new products are expected to have even longer sales cycles and involve demonstrations, field trials and other evaluation periods, which will further lengthen the sales cycle. Because of the growing sales cycle and the potential for more reliance on a relatively small number and large size of customers' orders, if revenues forecast from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected.

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

         The Company expects that it will become more dependent upon a relatively limited number of customers for a substantial portion of its revenues in future periods. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, results of operations, and financial condition.

RAPID TECHNOLOGICAL CHANGE

         The market for telecommunications products and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. The Company's future success will depend in part on its ability to anticipate and respond to these changes by enhancing its existing products and services and by developing and introducing on a timely and cost-effective basis, new products, features and services that address the needs of its customer base. There can be no assurance that the Company will be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands.

DEPENDENCE ON RAPIDLY EVOLVING TELECOMMUNICATIONS AND INTERNET INDUSTRIES

         The Company's future success is dependent upon the continued growth of the telecommunications industry, particularly with regard to the Internet. The global telecommunications and Internet industries are evolving rapidly, and it is difficult to predict potential growth rates or future trends in technology development. There can be no assurance that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to the Company or its business strategies. In addition, there can be no assurance that the growth in demand for Internet services and the resulting need for high speed or enhanced telecommunications products will continue at its current rate or at all.

DEPENDENCE ON PRODUCT ACCEPTANCE

         The Company's future success is substantially dependent on whether high-speed wireless telecommunications products gain market acceptance as a means to provide telecommunications voice and data service. Because these markets are relatively new, it is difficult to predict which market segments will develop or expand. The Company has recently invested and expects to continue to invest significant time and resources in the development of new products for this market. In the event that service providers adopt technologies other than the high-speed and other wireless technologies that the Company offers, the Company may not be able to sustain or expand its business.

         Service providers continually evaluate alternative technologies, including wire-based technologies such as digital subscriber line, cable modem, optical fiber cable and high-speed wires leased from the traditional service providers in a given locale, as well as different wireless technologies. Failure of service providers to accept the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON THIRD-PARTY MANUFACTURERS

         The Company intends to primarily rely on independent manufacturers to provide full turnkey manufacturing of the Company's AB-Access product, SpectraCast-Registered Trademark- products and potentially other new or existing products. The Company currently has qualified only one manufacturer for its AB-Access product. The Company has a supply agreement with this third-party manufacturer to manufacture the AB-Access product for an initial term of two years, with rolling one-year renewals unless one party disagrees. In the event, however, that this subcontractor were to experience financial, operational, production or quality assurance difficulties or allocate production resources to others in lieu of the Company or experience a catastrophic event that resulted in a reduction or interruption in manufacturing services to the Company, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that manufacturing services from alternative sources will be able to meet the Company's future requirements or that existing or alternative sources will continue to be available to the Company at favorable prices.

DEPENDENCE ON COMPONENT AVAILABILITY, SUBCONTRACTOR PERFORMANCE AND KEY
SUPPLIERS

         Timely delivery of the Company's products is dependent upon the availability of quality components and subsystems used by the Company in its products. The Company obtains certain components and subsystems from single, or a limited number of, sources. The Company operates without a substantial inventory of components and subsystems, but believes that most components and subsystems are available from existing or alternative suppliers and subcontractors.

         The Company does not have any long-term supply agreements with these vendors to ensure uninterrupted supply of these components. Inability to develop alternative sources for these components or to obtain sufficient quantities of components could result in delays or reductions in product shipments. In the event of a reduction or interruption in the supply of a key component, a significant amount of time could be required to qualify alternative suppliers and receive an adequate flow of replacement components. Reconfiguration of the Company's products to adapt to new components may also be required and could entail substantial time and expense. In either event, the Company's business, results of operations and financial condition would be materially adversely affected. In addition, the process of manufacturing certain of these components is extremely complex, and the Company's reliance on the suppliers of these components exposes the Company to potential production difficulties and quality variations, which could negatively affect cost and timely delivery of the Company's products.

INTERNATIONAL SALES

         International sales represented 41% and 50% of total sales for fiscal 1999 and 1998, respectively. The Company expects that international sales will continue to account for a signification proportion of future revenues. These sales expose the Company to certain risks, including the difficulty and expense of staffing and maintaining foreign sales offices and distribution channels, fluctuations in foreign currency exchange rates, political instability, availability of suitable export financing, export/import license requirements and other U.S. and foreign regulations that may apply to the export of the Company's products, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. As an example, the recent deterioration of economic conditions in Brazil has adversely affected the Company's sales. If the risks listed above materialize to a significant extent, the Company's business, results of operations and financial condition would be adversely affected.

         In addition, many countries require communications equipment used in their country to comply with their own particular regulations, including safety regulations, radio frequency allocation schemes and standards. If the Company cannot develop products that work with different standards, the Company may be unable to sell its products. If compliance proves to be more expensive or time consuming than the Company anticipates, its business would be adversely affected. Inability to obtain necessary regulatory approvals in foreign markets on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company attempts to reduce the risk of doing business in foreign countries by seeking contracts denominated in dollars, advance payments and irrevocable letters of credit in its favor. There can be no assurance that these activities will be successful. To date the Company has assumed very little foreign exchange risk but could do so in the future if deemed necessary to sell the Company's products. The Company also has foreign operations that have expenditures denominated in local currencies. Fluctuations in foreign currency exchange rates may contribute to fluctuations in the Company's operating results. For example, changes in foreign currency exchange rates could adversely affect revenues, net income, earnings per share and cash flow of the Company's operations in the affected markets. Similarly, such fluctuations may cause the Company to raise prices or the local price may effectively be increased by such fluctuations, which could adversely affect demand for the Company's products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which the

Company does business, the Company's business, results of operations and financial condition would be materially adversely affected.

COMPETITION

         The market for telecommunications products and systems is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and potential loss of market share, any of which would adversely affect the Company's business. As a provider of high-speed and other wireless telecommunications equipment, the Company competes directly or indirectly with a number of large telecommunications equipment suppliers, including Harris Corporation, Hughes and Motorola, as well as with smaller start-up companies. In addition, well-capitalized companies such as Lucent, Cisco and Nokia are potential entrants into the market. Further, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to replace the Company's products with their own. Many of the Company's competitors and potential competitors have significantly greater financial, marketing and operating resources than the Company. The Company's wireless solutions also compete with products based on other technologies, such as digital subscriber lines, fiber optic cable, cable modems and high-speed wires leased from traditional telecommunications service providers.

         The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost alternatives to the Company's products. To be competitive, the Company must continue to invest significant resources in research and development, sales and marketing and customer support. There can be no assurance that the Company will have sufficient resources to make these investments or that it will be able to make the technological advances necessary to be competitive. As a result, the Company may not be able to compete effectively.

BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

         The majority of the Company's senior management team joined the Company within the last 30 months. In addition, during the same period, a new Board of Directors has been elected. Most of these individuals have not previously worked together, and there can be no assurance that they will be able to work together effectively or successfully manage the Company's transition or implement its new strategy. The Company's performance is substantially dependent on the performance of its executive officers and other key employees. The Company does not have key man life insurance on any employees. Loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company.

         The Company's success depends in part on its ability to attract, hire, train, retain and motivate qualified technical, management and sales personnel with appropriate levels of managerial and technical capabilities. The Company believes that a significant level of expertise is required to develop and market the Company's products and services effectively. Recruiting qualified personnel is an intensely competitive and time-consuming process. The Company competes for such personnel with a number of other companies, many of which have substantially greater resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining the technical, management and sales personnel it requires to conduct and expand its operations successfully on a timely basis. The failure to attract, hire, train, retain and motivate qualified technical, management and sales personnel in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED PROTECTION OF PROPRIETARY RIGHTS

         The Company's success and its ability to compete effectively is dependent in part upon its proprietary technology. The Company relies on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect its proprietary rights. The Company generally enters into nondisclosure and invention assignment agreements with its employees and consultants and into nondisclosure agreements with its customers and suppliers. There can be no assurance that the measures the Company undertakes will be adequate to protect its proprietary technology.

RISKS OF THIRD-PARTY CLAIMS OF INFRINGEMENT

         The telecommunications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. While to date, the Company has not been subject to any material claims of infringement or misappropriation of intellectual property of third parties, there can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation or that the Company would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to the Company and diversion of its personnel, require the Company to develop new technology, or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of infringement or misappropriation against the Company and failure or inability of the Company to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, the Company's business, results of operations and financial condition would be materially adversely affected. In addition, the Company indemnifies its customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for the Company to indemnify a customer could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS RELATING TO POTENTIAL ACQUISITIONS

         As part of its business strategy, the Company has in the past and may in the future make acquisitions of, or significant investments in, companies, products or technologies that it believes are complementary. Any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others, the difficulties associated with assimilating the personnel and operations of acquired companies, the potential disruption of the Company's ongoing business, the distraction of management and other resources, the integration of personnel and technology of an acquired company, difficulties in evaluating the technology of a potential target, inability to motivate and retain new personnel, the maintenance of uniform standards, controls, procedures and policies, the potential impairment of relationships with employees and customers and the risks that the Company will otherwise not realize the expected benefits of the acquisitions. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions. Furthermore, future acquisitions by the Company could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition or on the market price of the Company's Common Stock.

ACCOUNTING CHARGES RELATED TO ACQUISITIONS AND DISPOSITIONS

         Many attractive acquisition candidates are high-technology companies that tend to have small amounts of tangible assets and, as a result, if those acquisitions were accounted for as purchases, the Company's acquisition of such companies could result in significant goodwill charges. In that event, a significant amount of goodwill would be amortized, which would adversely affect the Company's financial results.

         In connection with the acquisitions of ABL and Crown, the Company allocated a significant portion of the purchase price to purchased in-process research and development. The Company has received an inquiry from the SEC, dated December 31, 1998, related to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. A primary focus of the inquiry was to request additional information regarding the Company's in-process research and development costs from the purchase of ABL in August 1998. In addition, the inquiry requested information about the Company's fiscal 1998 restructuring charge, intangible asset impairment charge and accounting for discontinued operations, as well as certain other accounting and disclosure clarifications. The Company responded on February 3, 1999. No additional communication or inquiry from the SEC has been received. The Company believes that it has properly valued and accounted for the in-process research and development and that the accounting and disclosure related to the other inquiries are appropriate. There can be no assurance, however, that such inquiry will not result in restatement of the Company's financial statements, including, for example, a reduction in the charge for purchased research and development and an increase in the amount allocated to intangible assets, such as goodwill, which would be amortized and could adversely affect the Company's future results of operations.

POST-CLOSING PROCEDURES AND LITIGATION RELATED TO DISCONTINUED OPERATIONS

         In April 1999, the Company completed the sale of its Government Division to Northrop Grumman Corporation ("Northrop Grumman") for $93.0 million in cash, plus up to an additional $5 million cash payment, contingent on performance of the divested business. During fiscal 1998, the Company's Satellite Transmission System Division was sold to L-3 Communications Corporation ("L-3") for $27.0 million in cash, and its Microwave Networks Division was sold to Tadiran, Ltd. ("Tadiran") for $31.5 million in cash. The Company recorded an additional provision of $15.1 million (net of income taxes) for additional losses on disposition of these divisions. The provision was primarily for adjustments to the combined losses on sale and to higher than anticipated operating losses prior to disposition of both divisions.

         Final accounting for the Government Division and MN divestitures is subject to completion of the post-closing procedures provided for in the Northrop Grumman and Tadiran agreements. The Company has accrued for transaction costs related to the Government Division sale and future price adjustments that may occur in the post-closing procedures. At June 30, 1999, the discontinued operations reserves for the Government Division and MN divestitures were $6.9 million and $2.5 million, respectively. No assurance can be given that the completion of these procedures will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

         In July 1999, Northrop Grumman filed a lawsuit against the Company alleging that the Company failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired the Government Division in April 1999. No damages have been specified. The Company believes that it has strong defenses and plans to vigorously defend the lawsuit filed by Northrop Grumman, and no provisions have been made for expenses that may be incurred to resolve the lawsuit. However, there can be no assurance that the final resolution of the Northrop Grumman allegations will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

         In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy ("Nokia"), pursuant to which MN was to provide to Nokia certain microwave radios and related software and services and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and, under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, the Company received notice from Nokia that Nokia has decided to terminate the May 1995 agreements. Also in September 1998, Nokia began arbitration proceedings to recover damages, which are claimed to be $40.6 million, which include loss of profits and goodwill, and damage to trade and manufacturing secrets. The Company believes that it has strong defenses and plans to vigorously defend the Nokia claims. In May 1999, the Company began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims. The Company believes that it has strong claims against Tadiran, and no accruals have been recorded for expenses that may be incurred to resolve the dispute. However, there can be no assurance that the final resolution of this matter will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

GOVERNMENT REGULATION

         Radio communications, including satellite communications, are subject to regulation by United States and foreign laws and international treaties. The Company's products and systems must conform to domestic and international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of equipment. In addition, domestic and international authorities regulate the allocation of the radio frequency spectrum. Products to support new services can be marketed only if permitted by suitable frequency allocations and regulations, and the process of establishing new regulations is complex and lengthy. Certain customers have had difficulty obtaining allocation of spectrum for their services, which adversely affects their demand for the Company's products. Accordingly, delay or failure of the Company's customers to obtain suitable allocations of available spectrum could have a material adverse effect on the Company's business, results of operations and financial condition.

COST OVERRUNS AND POSSIBLE CANCELLATION OF ORDERS

         A growing proportion of the Company's sales are made pursuant to contracts that require performance by the Company over several quarters or years. The prices of products and systems sold under these contracts are based in part on the Company's estimate of its cost to produce these items. If the Company were to incur higher costs than estimated in performing under these contracts, it could have a material adverse effect on the Company's results of operations and financial condition.

         Customers of the Company often enter into purchase orders in advance of manufacture of the equipment ordered. Cancellations of orders by customers may, depending upon the timing of the cancellation, leave the Company with unsaleable products or idle capacity, which would adversely affect its business, results of operations and financial condition.

NEED TO REDUCE COST OF PRODUCTS

         Market acceptance of the Company's products, and the Company's future success, will depend in significant part on reductions in the per-unit cost of the Company's products. Certain of the Company's competitors currently offer certain products at prices lower than those of some of the Company's products. While the Company has initiated cost reduction programs to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will continue to keep pace with competitive pricing pressures or lead to improve gross margins. If the Company is unable to continue to obtain cost reductions, its gross margins and profitability will be adversely affected.

ACCOUNTS RECEIVABLE

         The Company may, under certain circumstances, be unable to enforce a policy of receiving payment within a limited number of days of issuing invoices. For example, customers may be unwilling or unable to pay for products on a timely basis if they are dissatisfied with the product or if they are experiencing financial difficulties. The Company has had difficulties in some cases in the past in receiving payment in accordance with its policies. Any inability to timely collect its receivables could cause the Company to be short of cash to fund operations or could ultimately require the Company to write off as uncollectible certain accounts receivable, which could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS OF PRODUCT DEFECTS, PRODUCT RETURNS AND PRODUCT LIABILITY

         Products as complex as those offered by the Company frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. In the past, such errors have occurred in the Company's products, and there can be no assurance that errors will not be found in the Company's current and future products. The occurrence of such errors, defects or failures could result in product returns and other losses to the Company or its customers. Such occurrence could also result in the loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's products generally carry a one -year warranty, which includes factory services as needed for replacement of parts. Due to the relatively recent introduction of the AB-Access, TransIt-TM-, SpectraCast, TwinStream-TM- and CodeRunner-TM- products, the Company has limited experience with the problems that could arise with these products. In addition, the Company's purchase agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's purchase agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any significant product liability claims to date, the sale and support of the Company's products entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

RISK RELATED TO YEAR 2000 READINESS

         The inability of the Company's products to properly manage and manipulate data relating to the year 2000 could result in increased warranty costs, customer dissatisfaction issues, potential lawsuits and other material costs and liabilities. The failure of the Company's internal systems to achieve year 2000 readiness could result in a material disruption of its operations. Any failure of the internal systems or products of its suppliers or subcontractors related to the year 2000 could have a material adverse effect on the Company's business, results of operations and financial condition.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The Company's operations to date have required substantial amounts of capital. The Company expects to spend substantial funds to support the growth of its products, to develop new products and otherwise to implement its strategic plan. The Company anticipates that its existing capital resources and credit facilities should enable it to maintain its current and planned operations for at least the next 12 months.

         The Company's capital requirements will depend on numerous factors, including potential changes in strategic direction, the progress of the Company's research and development programs, the commercial acceptance of its products, the resources the Company devotes to advanced technologies and the demand for its products. To the extent that funds are insufficient, the Company would have to raise additional funds to meet its capital requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may have to, among other things, reduce substantially or eliminate expenditures for the development and marketing of its products.

TELECOMMUNICATIONS INDUSTRY OVERVIEW

         TELECOMMUNICATIONS MARKET. The demand for improved telecommunications is increasing worldwide as emerging economies seek to modernize, as increasingly information-intensive developed and developing countries introduce new telecommunications services and as the spread of the Internet has accelerated and expanded. The Company believes that the global markets for network computing, telecommunications and broadcasting are converging, providing opportunities for new technologies in the area of information access, transport and delivery.

Additionally, privatization, deregulation and regulatory initiatives have all enhanced competition, permitted the opening of new markets and providing incentives for the development of new products.

         ALTERNATIVE TRANSMISSION MEDIA. Customers for telecommunications equipment must weigh the relative costs and advantages of the three presently available transmission media: copper cable, fiber optic cable and wireless systems based on terrestrial radio, both microwave and millimeter wave, and satellite communications technologies. Each medium has certain advantages over the others--and each suffers certain disadvantages when compared to the others. Adaptive Broadband's principal focus historically has been in the satellite and terrestrial microwave radio areas, with over 99% of fiscal 1999 revenues derived from sales of these products. The Company's strategy is to shift its market and product focus to the wireless broadband access area, employing terrestrial radio microwave and satellite communications technologies, while continuing to address the market for its core satellite and terrestrial microwave products.

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

STRATEGY

         Adaptive Broadband's strategy is to provide wireless-based solutions to send and receive complex data, through the design and manufacture of capital equipment products for public and private communications systems. Historically, the Company has concentrated its efforts on sales of products and services for communications infrastructure rather than on consumer terminals and equipment. In the future, the Company plans to introduce versions of its wireless broadband access products to meet consumers' needs for portability and mobility.

         In April 1998, the executive team formulated a new, integrated, long-term strategy, which takes advantage of the Company's existing market positions in satellite and terrestrial microwave products and current and next-generation technologies. See "Risk Factors-Management of Changing Business Operations." This strategy has the following key elements:

         GLOBAL INFORMATION TECHNOLOGY BANDWIDTH REQUIREMENTS. The Company believes that the wireless telecommunications market offers numerous opportunities for new products because of the growing need for increased bandwidth, or carrying capacity, for digital data. In particular, continual improvements in computing technology create increasingly sophisticated bandwidth requirements for moving data around the world. For instance, telecommunications infrastructure requires ever-increasing complex data types--such as audio, video and graphics files--for computer users. "Burst transactions," such as point-of-sale or ATM activities, create peaks of data-transmission activity that are well suited for multiple address satellite and terrestrial radio systems. "Asymmetrical" and one-way data movement, common in Internet usage, create patterns that take advantage of radio's bandwidth-on-demand capabilities. The Company intends to capitalize on its present position as a radio-based bandwidth solutions provider to supply products for bandwidth-intensive applications, such as applications that address Internet usage, digital TV, remote data collection, and new mobile air, sea, and terrestrial systems, as well as a host of commercial data transmission applications for financial networks and inventory management systems.

         LEVERAGE MARKET POSITION. The Company concentrates on providing networking solutions based on terrestrial wireless radio and satellite communications technologies. In its particular niches in these areas, the Company seeks to meet customers' special needs with application-specific products. The Company intends to capitalize on its position and experience in the market for satellite and terrestrial microwave products to address the market for wireless broadband products. The Company believes that through new product offerings and enhancements, it can deepen and broaden the niches it serves, in addition to addressing its new area of focus, wireless broadband, high-speed Internet access.

         OPERATIONAL ADJUSTMENTS. The Company intends to continue to implement managerial and operational adjustments to strengthen financial performance. These operational adjustments are designed to shorten the product development cycle; eliminate redundant products with low customer demand; complete fault-tolerant software applications; reduce inventories; and fill market needs adjacent to current niches. These issues are all part of developing internal processes to improve customer satisfaction.

         SINGLE OPERATING ENTITY. Adaptive Broadband was historically highly decentralized. This organizational structure was intended to allow each division to be responsive to particular markets and customers. Each division typically maintained its own sales, marketing, product development, finance, administration and manufacturing functions. In 1999, the Company completed the shift from that model to a single operating entity model, where manufacturing, sales and marketing, research and development, finance and administrative functions are consolidated in order to pursue larger opportunities more cost-effectively. The Company has organized around four strategic product groupings--AB-Internet Series-TM-, AB-Video Series-TM-, AB-Data Network Series-TM-, and AB-Infrastructure Series-TM-.

         INCREASING FOCUS ON DOMESTIC MARKET. The Company's products are marketed on a worldwide basis. International revenue was $63.6 million, $87.6 million and $71.3 million for fiscal years 1999, 1998 and 1997, representing 41%, 50% and 45% of total revenues, respectively. Adaptive Broadband intends to focus initially on the U.S. domestic market for wireless broadband solutions to reduce its dependence on volatile international economies. The Company believes that a substantial portion of its sales in future years will come from the international sector due to communications infrastructure requirements in developing countries and the growing worldwide need for wireless-based bandwidth solutions.

PRODUCTS

     Adaptive Broadband develops products for the broadband wireless market. The Company's products are able to send large amounts of voice, video and data traffic over the airwaves using microwave and satellite technology. The Company currently derives revenues from two market areas: satellite communications and terrestrial wireless. As discussed elsewhere, Adaptive Broadband is organized around a series of products that span the two market areas. The four series are described below.

AB-INFRASTRUCTURE SERIES

         In its AB-Infrastructure Series, the Company designs, manufactures, and markets satellite modems and transceiver products and services primarily to telecommunications carriers and Internet service providers. It also develops and supplies products and software for the network delivery of Internet Protocol (IP) data and multimedia services. These products and services enable customers to provide voice, video and data services via satellite.

         The Company manufactures a broad line of electronic products used in earth stations. The products are sold to satellite communications earth station suppliers and to operators of communication networks to upgrade existing earth stations. It is a leading producer of high-speed (up to 155 million bits per second) digital modems and frequency converters used in satellite communications networks. Its products are used in INTELSAT systems, satellite backup facilities for undersea fiber optic cable, digital video and for many private network applications.

         Adaptive Broadband's ISO 9001-certified satellite communications products are designed to satisfy the needs of the commercial, industrial and military marketplaces. The Company's MIDAS-TM- solution offers today's global marketplace the satellite capabilities to enable long-range bandwidth-on-demand applications such as Internet access, Ethernet backbone, fiber optic circuit restoral and overflow/congestion reduction in addition to servicing high-speed LAN interconnections. Adaptive Broadband's integrated satellite paging solution is a point-to-multipoint satellite communication network that provides paging data broadcast from the hub to remote and geographically dispersed sites in the satellite footprint. The simultaneous, high-speed transmission of stock quote data from the New York Stock Exchange to securities brokerages around the world is one application of this powerful technology. The Company's satellite modems also enable sophisticated digital video broadcasting, for transmitting images and sound using electronic news gathering.

         Adaptive Broadband's AB-Infrastructure Series also provides critical communications solutions to facilitate telecommunications and commerce in underdeveloped countries that cannot afford the high expense of fiber optic networks or have limited physical access for alternative designs. Dozens of nations around the world utilize Adaptive Broadband satellite and terrestrial radio networks to communicate within their native regions and abroad.

AB-DATA NETWORK SERIES

         In its AB-Data Network Series, the Company designs, manufactures and markets terrestrial point-to-point and point-to-multipoint microwave data radios. Its point-to-point radios are used to extend the reach of a communications system in areas where low capacity, multi-channel voice or data communications links are required. Point-to-multipoint radio systems are used principally to connect central computers to remote computer terminals or to physical measurement and control devices. Typical applications include remote monitoring and automated operation of oil and gas production and distribution, water-wastewater treatment systems and control of electric utility power generation facilities for customers such as public utilities, oil and gas companies, and other commercial entities.

         Adaptive Broadband has expanded its technology platform in point-to-point and point-to-multipoint products to develop new solutions to meet the need for real-time transaction processing. The Company's new TransIT product offers retail and financial network customers an innovative and economical solution for processing multiple applications simultaneously over common high-capacity networks. This high-speed product is targeted for use in ATMs and point-of-sale terminals, lottery systems, travel agencies and web stores.

AB-VIDEO SERIES

         The Company designs, manufactures, and markets microwave radios to U.S. and international broadcast and cable television markets for use principally in portable electronic news gathering and analog and digital studio-to-transmitter applications. With the advent of government-mandated digital television (DTV), within five to seven years, analog broadcast transmission is expected to diminish. Traditionally, the broadcast industry has associated DTV with high definition television (HDTV). HDTV promises twice the resolution of standard definition television, with a richer spectrum of colors and multi-channel digital CD quality sound. To become a reality, increased bandwidth and sophisticated digital modulation techniques must be incorporated into new technologies to produce the superior image quality and other features required for HDTV.

         Government deadlines have compelled the television industry to upgrade and migrate their current analog systems to digital networks. In response, Adaptive Broadband has released a line of microwave radio products that allows broadcasters to build upon their existing infrastructures to enable a smooth, cost-effective transition from analog studio-to-transmitter links (STLs) and electronic newsgathering (ENG). The Company's CodeRunner and TwinStream solutions represent the industry's first dual-carrier radio systems to support analog NTSC and 19.39 Mbps ATSC transport streams, allowing broadcasters to provide both types of programming within a 25 MHz microwave channel. Broadcasters can incorporate this technology into their existing microwave channel without adding additional spectrum or making costly upgrades -- while enhancing image quality and stability for numerous applications.

AB-INTERNET SERIES

         The Company's AB-Internet Series, comprised of the terrestrial-based AB-Access and the satellite-based SpectraCast, was developed as a result of the August 1998 technology acquisition of Adaptive Broadband Limited, based in Cambridge, U.K. and the November 1998 acquisition of Crown Satellite, based in Elkhart, IN respectively. During fiscal 1999, less than 1% of the Company's revenues were derived from sales of the AB-Internet Series.

The Company's AB-Access transceiver enables heavy data transmission for the final network connection to an end user (the "last mile") at rates as high as 25 Mbps, a speed in excess of 400 times those available with conventional modem networks. At this bandwidth, users will be able to download full-streaming video, download data files, use real-time video conferencing and surf the Worldwide Web - all at the same time over a single connection. This wireless point-to-multipoint system for fixed data networks enables users to bypass existing telecommunications infrastructure, so the initial investment is significantly lower than that required for "wired" alternatives. This low-cost wireless infrastructure means that a complete network can be installed as quickly as in days or weeks, instead of the typical months or years. And because AB-Access' architecture is expandable in increments, the network can grow as the business grows or as bandwidth needs evolve.

Although the Company's fundamental AB-Access platform addresses a wide frequency spectrum - from 2.0 - 42.0 GHz -- the product strategy is targeted toward markets that have low start-up costs and high potential for expansion, specifically the U-NII (Unlicensed National Information Infrastructure) and MMDS (Multi Media Distribution System) bands in the U.S. and 3.5 GHz in other areas of the world.

Adaptive Broadband believes that AB-Access' advanced subscriber management features may make the product particularly attractive to carriers, Competitive Local Exchange Carriers (CLECs) and Internet Service Providers (ISPs) because it allows end users (new subscribers) to be brought on-line quickly with a single, integrated unit. This feature is designed to reduce service providers' costs by enabling fast and easy installation. Flexible tariffing will allow service providers to bill subscribers not only for on-air time, but also by amount of bandwidth usage, time-of-day, or other criteria.

Complementary to its "last mile" terrestrial wireless counterpart, Adaptive Broadband's latest satellite-based networking solution -- SpectraCast --addresses the need for long-distance, high-bandwidth downloads like Web content, streaming video, multimedia, distance learning and telemedicine. Acquired as part of the acquisition of Crown Satellite in November 1998, SpectraCast incorporates Internet Protocol (IP) and server technologies, providing a satellite communications product capable of enabling high-speed broadband Internet backbones, Internet data transport and virtual private networks. Built upon a strategic platform of data transport multiplexers, IP gateways, Ethernet-enabled receivers and network management software, SpectraCast is designed to deliver IP multicasting capabilities to enable enterprises to simplify the delivery of ultra-high speed IP traffic over sophisticated networks. Satellite solutions can either augment an existing terrestrial network or serve as a brand new network, and offer similar benefits to those offered by terrestrial wireless solutions -- low deployment and operations cost and ultra-high speed. See "Risk Factors-Dependence on Product Acceptance."

SALES, MARKETING AND CUSTOMER SUPPORT

         Adaptive Broadband's sales and marketing strategy varies with the particular market served and involves direct sales by the Company's own sales force, sales through representatives, value-added resellers, or a combination of the foregoing. The Company also has entered into sales distribution agreements with respect to certain of its satellite communications and wireless products. Information contained in Note 2 to the Company's Consolidated Financial Statements is incorporated by reference herein from the Company's 1999 Annual Report to Shareholders.

         The Company considers its ability to create and maintain long-term customer relationships an important component of its overall strategy in each of its markets. Relationships with customers are established and maintained by the Company's technical and marketing staff. The Company's strategy also includes its commitment to provide ongoing customer support for its systems and products. This support involves providing direct access to the Company's engineering staff or trained technical representatives located throughout the world to resolve technical or operational problems. The Company intends to continue to expand its marketing efforts and distribution channels worldwide. See "Risk Factors--Dependence on Limited Number of Customers," "-Dependence on International Sales" and "-Lengthy Sales Cycle."

MANUFACTURING

         As part of its "Value Focused" operational strategy, Adaptive Broadband outsources the manufacturing of certain products, when appropriate. The Company's new digital video microwave radios were among the first to be manufactured for the Company by an outside party. In August 1999, the Company announced a contract with Solectron Corporation to manufacture Adaptive Broadband's AB-Access broadband wireless service equipment. This arrangement is intended to give Adaptive Broadband the capability to meet high-volume demand in both the U-NII (unlicensed national information infrastructure) and MMDS (multi-channel multi-point distribution service) frequency bands. See "Risk Factors--Dependence on Third-Party Manufacturer."

         The Company's internal manufacturing operations consist principally of assembly and testing of electronic systems built from fabricated parts, printed circuits and electronic components. Both manual and various automated methods are employed, depending primarily upon production volume. The Company employs formal Total Quality Management programs and other training programs, and its product manufacturing operations have qualified for International Standards Organization ("ISO") quality procedure registration to ISO 9001, a standard sometimes imposed by foreign buyers.

         Electronic components and raw materials used in the Company's products are generally obtained from a large number of suppliers. Some components are standard items and others are manufactured to the Company's specifications by subcontractors. The Company obtains certain components and subsystems from a single, or a limited number of, sources. The Company operates without a substantial inventory of components and subsystems. Although no assurances can be given, the Company believes that most components and subsystems are available from existing or alternative suppliers and subcontractors. See "Risk Factors--Dependence on

Component Availability, Subcontractor Performance and Key Suppliers."

COMPETITION

         Adaptive Broadband is engaged in a highly competitive business. Many of the Company's competitors have significantly greater financial, marketing and operating resources than the Company. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to replace the Company's products with their own. In some instances, especially AB-Internet Series, the main competitors are suppliers of other technologies, such as digital subscriber lines deployed over copper telephone lines and cable modems. In addition, many competitors participate in the wireless broadband market, but focus on different areas of the frequency spectrum. Among the primary competition for the Company's series of products are:

-     AB-Infrastructure Series: Comtech, Radyne ComStream, SSE, Telecom
-     AB-Data Network Series: Alligator, Data Radio, Motorola, Wireless Inc.
-     AB-Video Series: Continental Microwave Ltd., Itelco, Nucomm
-     AB-Internet Series:

         AB-Access: ADC Telecommunications, Harris Corporation, Hybrid Networks, Inc., Netro, Spike Technologies, Phasecom, Stanford Telecom
         SpectraCast: Gilat, Harmonic Data, Hughes Network Systems

         In addition, well-capitalized companies such as Lucent, Cisco, and Nokia are potential entrants into the wireless broadband market. The Company believes that competition in its markets is based primarily on price, performance, reputation, on-time delivery, reliability and customer support. See "Risk Factors--Competition."

RESEARCH AND DEVELOPMENT

         Research and development expenses were $25.0 million, $18.0 million and $16.4 million in fiscal 1999, 1998 and 1997, respectively, representing 16%, 10% and 10% of total sales, respectively, for the same periods. The increase in research and development spending in 1999 was mainly attributable to the Company's investment in research and development of AB-Access products, including supporting the expanded number of AB-Access field trials for prospective customers. Additionally, the Company has increased investment in development of broadband satellite products, such as the SpectraCast products and the Multimedia Integrated Digital Access Systems (MIDAS). The increase in research and development expenses as a percentage of revenue in 1999 over 1998 was also due to the reduction in 1999 revenues. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company anticipates that research and development expenses will increase in future periods as it continues to focus its efforts on developing wireless broadband data network products to address the digital voice, video and data markets. In addition, management may consider acquiring additional technologies complementary to the Company's business through strategic acquisitions. See "Risk Factors--Rapid Technological Change" and "-Dependence on Product Acceptance."

PATENTS AND LICENSES

    Historically, patents and licenses have been of substantially less significance in the Company's business than have been the timely application of its technology and the design, development and marketing capabilities of its personnel. When the Company's technology offers a distinct competitive advantage, it does employ the use of patents, such as its patent-pending TwinStream digital and analog radio product. Additionally, the Company is seeking patent protection for the technologies and techniques employed in AB-Access. See "Risk Factors--Limited Protection of Proprietary Rights" and "-Risks of Third-Party Claims of Infringement."

EMPLOYEES

    At June 30, 1999, Adaptive Broadband had 846 employees, 476 of whom were engaged in production and production support, 177 in research and development and other engineering support, 102 in marketing and 91 in general and administration functions. In support of the Company's strategic plan to pursue new commercial markets, Adaptive Broadband initiated a 6% reduction in force during the fourth quarter of the fiscal year. None of the employees is represented by a labor union. The Company believes that its employee relations are good.

REGULATION

    Radio communications, including satellite communications, are subject to regulation by United States and foreign laws and international treaty. The Company's equipment must conform to domestic and international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of equipment.

    The use of microwave signals depends upon the availability of frequencies that permit interference-free operation. In many developed countries, the unavailability of frequency spectrum has historically inhibited the growth of microwave systems. However, two factors are alleviating this problem. First, the proliferation of fiber optics for high capacity systems has reduced the demand for microwave frequencies for such systems, thus freeing up frequency spectrum for new types of services. Second, many government regulatory agencies are reallocating frequencies from one type of use to another, thus providing incentive for new communications services. See "Risk Factors--Government Regulation."

BACKLOG

    Rules require that you estimate amount of backlog not expected to be filled in current fiscal year. At June 30, 1999, the Company's backlog of undelivered orders was $37.4 million compared with $26.0 million at June 30, 1998. Of the $37.4 million fiscal 1999 backlog, $17.4 million or 47% is for Satellite Communications Products and $20.0 million or 53% is for Terrestrial Wireless Products. In the Company's experience, its backlog at any given time is not necessarily indicative of prospective period revenues. The Company generally records an order in backlog when the Company receives a firm contract or purchase order which identifies product quantities and delivery dates (which are required to be within 12 months as mandated by Adaptive Broadband policy). While from time to time a substantial portion of the Company's backlog has been comprised of large orders, the cancellation of any of which could have a material adverse effect on the Company's operating results. The Company historically has not experienced significant changes in its backlog from cancellations or revisions of orders. See "Risk Factors - Dependence on Limited Number of Customers" and "- Cash Overruns and Potential Cancellation of Orders."

ITEM 2.  PROPERTIES

    The table below describes the location and general character of the principal plants and materially important physical properties that are owned or leased by the Company as of June 30, 1999:


                                               Lease           No. of        Square
      Occupant                                 Expires         Buildings     Footage     Location
--------------------------------------------------------------------------------------------------------------
1.    Corporate Headquarters                   2000                 1          41,472    Sunnyvale, CA

2.    Satellite Communications Product Group   2006                 2         113,580    Tempe, AZ
                                               2000                 1           1,944    Tempe, AZ
                                               1999                 1           7,551    Elkhart, IN
                                               1999                 1           1,944    Phoenix, AZ

3.    Terrestrial Wireless Product Group       (owned)              1          56,060    Rochester, NY
                                               2002                 1          71,500    Chelmsford, MA
                                               2004                 1          49,100    Billerica, MA

4.    Sales Support                            2000                 1             750    Ellicott City, MD
                                               Month-to-month       1             112    Southlake, TX
                                               2000                 1             217    Woburn, MA
                                               2009                 1          12,448    Cambridge, UK
                                               1999                 1           1,143    Beijing, China
                                               2000                 1           4,000    Ocean Reef, Australia
                                               2000                 1             270    Singapore


The Company believes that its facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

    In July 1999, Northrop Grumman filed a lawsuit against the Company alleging that the Company failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired the Government Division in April 1999. No damages have been specified. The Company believes that it has strong defenses and plans to vigorously defend the lawsuit filed by Northrop Grumman. No provisions have been made for expenses that may be incurred to resolve the lawsuit, and, although no assurance can be given, the Company believes final resolution of the Northrop Grumman allegations will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

    In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, the Company received notice from Nokia that Nokia has decided to terminate the May 1995 agreements. Also in September 1998, Nokia began arbitration proceedings to recover damages, which are claimed to be $40.6 million, which include loss of profits and goodwill, and damage to trade and manufacturing secrets. The Company believes that it has strong defenses and plans to vigorously defend the Nokia claims. In May 1999, the Company began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims. The Company believes that it has strong claims against Tadiran. No accruals have been recorded for expenses that may be incurred to resolve the dispute, and, although no assurance can be given, the Company believes final resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of all executive officers of the Company, and all positions with the Company held by such persons, are as follows:


Name                                Age      Position
----                                ---      --------
Frederick D. Lawrence               51       Chairman of the Board, President
                                             and Chief Executive Officer

Donna S. Birks                      43       Executive Vice President and Chief
                                             Financial Officer

George G. Arena                     46       Executive Vice President



Dr. Daniel L. Scharre               48       Executive Vice President and Chief Technology
                                             Officer and Chief Executive Officer of Adaptive
                                             Broadband Limited, a wholly owned subsidiary

Kenneth  J. Wees                    56       Vice President, General Counsel and
                                             Secretary

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

         Donna S. Birks joined the Company in December 1997 as Executive Vice President and Chief Financial Officer. From August 1994 to June 1997, Ms. Birks was Vice President, Administration and Chief Financial Officer of ComStream Inc., an international supplier of satellite communications networks and products. From January 1992 to August 1994, Ms. Birks was Vice President and Chief Financial Officer of Macrovision Corporation, a video technology licensing company and she currently serves as a director of Macrovision. From December 1982 to January 1992, Ms. Birks served in several senior executive positions at Contel ASC (purchased by GTE Spacenet in 1991), a satellite communications transmission company. She holds a B.S. in Business Administration form from George Mason University, a M.S. in Finance from American University and is a Certified Public Accountant.

         George G. Arena joined the Company in 1985 as Vice President, Sales and Marketing for its Microwave Data Systems (MDS) subsidiary. Later, he became Sr. Vice President, Operations and then President of MDS in 1994. He became an Executive Vice President of California Microwave, Inc. and President of its Terrestrial Wireless Division (a combination of MDS and the Company's Microwave Radio Communications unit) in April 1998. Mr. Arena holds a M.B.A. from the Rochester Institute of Technology and a B.S. in Industrial Distribution from Clarkson College of Technology.

         Dr. Daniel L. Scharre joined the Company in September 1997 as Vice President and Chief Technology Officer. In April 1998, Dr. Scharre became Executive Vice President of the Company and in August 1998, he was appointed Chief Executive Officer of the Company's U.K.-based wholly owned subsidiary, Adaptive Broadband Limited. From November 1996 to September 1997, Dr. Scharre was Vice President and Chief Technical Officer of ComStream, Inc. From February 1994 to November 1996, Dr. Scharre was Vice President and General Manager of Ilex Systems, a satellite communications and equipment company. From June 1988 to December 1993, he held executive positions at Loral Western Development Labs, where he led and managed the development of a digital satellite communications system. He has a B.S. in physics from Caltech, a Ph.D. in physics from the University of California at Berkeley and a M.B.A. from Santa Clara University.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The stock and stock price information on page 41 of Adaptive Broadband's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data on page 40 of Adaptive Broadband's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The management's discussion and analysis of financial condition and results of operations on pages 33 through 39 of Adaptive Broadband's 1999 Annual Report to Shareholders is incorporated herein by reference. For factors affecting any forward-looking statements contained in such discussion and analysis, see "Business - Information Regarding Forward Looking Statements" in Item 1 of Part 1 of this Form 10-K Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company maintains a strict investment policy designed for the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company's investments consist primarily of commercial paper, U.S. Treasury notes and money market funds, all with maturities at the date of purchase of 90 days or less. Floating rate investments may produce less income than expected if interest rates fall. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and long-term debt obligations (in thousands, except percentages).


                                     2000         2001       2002          2003
Cash and cash equivalents           48,887         --         --            --
Average rate                          5.1%         --         --            --

Total investment securities         48,887         --         --            --
Average rate                          5.1%         --         --            --

Convertible Subordinated Notes        --           --         --           $57,500
Fixed rate                            --           --         --             5.25%

The Company mitigates default risk by attempting to invest in high credit quality securities and by positioning its portfolio to respond to a significant reduction in a credit rating of any investment issuer or guarantor. The Company's portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

The Company has no cash flow exposure due to rate changes for its $57.5 million Convertible Subordinated Notes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements on pages 20 through 31, and the financial results by fiscal quarter information on page 41, of Adaptive Broadband's 1999 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to directors of Adaptive Broadband required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 1999 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated by reference from portions of the Proxy Statement under the captions "Compensation of Directors and Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Certain Stockholders-Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF ADAPTIVE BROADBAND CORPORATION

         Incorporated by reference from portions of the Proxy Statement under the captions "Certain Stockholders" and "Compensation of Directors and Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from portion of the Proxy Statement under the caption "Compensation of Directors and Executive Officers-Employment Arrangements."

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. FINANCIAL STATEMENTS

                Included in Part II of this report by incorporation by reference from the Adaptive Broadband Corporation 1999 Annual Report to Shareholders

                Report of Ernst & Young LLP, Independent Auditors (page 32 of 1999 Annual Report to Shareholders)

                Consolidated statements of operations for each of the three years in the period ended June 30, 1999 (page 20 of 1999 Annual Report to Shareholders)

                Consolidated balance sheets as of June 30, 1999 and 1998 (page 21 of 1999 Annual Report to Shareholders)

                Consolidated statements of shareholders' equity for each of the three years in the period ended June 30, 1999 (page 22 of 1999 Annual Report to Shareholders)

                Consolidated statements of cash flows for each of the three years in the period ended June 30, 1999 (page 23 of 1999 Annual Report to Shareholders)

                Notes to Consolidated Financial Statements (pages 24 through 31 of 1999

                        Annual Report to Shareholders)

With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the Adaptive Broadband Corporation 1999 Annual Report to Shareholders is not deemed filed as part of this report.

         (a) 2.   FINANCIAL STATEMENT SCHEDULES

                      Included in Part IV of this report:

                       Schedules for the three years ended June 30, 1999
                  Schedule II -- Valuation and Qualifying Accounts

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

         4.4 Rights Agreement dated as of July 21, 1999 among Adaptive Broadband Corporation and BankBoston, N.A. (Exhibit to the Company's Form 8-K filed on July 21, 1999; incorporated herein by reference.)

         4.5 Form of Indenture, including form of Convertible Subordinated Note, relating to $57,500,000 of Convertible Subordinated Notes. (Exhibit to the Company's Form S-3 filed on November 17, 1993; incorporated herein by reference.)

         10.1 Employee Stock Purchase Plan, as amended through August 1998.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1998; incorporated herein by reference.)

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

         10.9 Lease of premises located at 175 West Wall Street, Glendale Heights, Illinois. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by reference.)

         10.10 1992 Stock Option Plan, as amended. ** (Exhibit to Company's Form 10-K for the fiscal year ended June 30, 1997; incorporated herein by reference.)

         10.11 Amendment to letter agreement with Philip F. Otto,** dated January 10, 1997. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1997; incorporated herein by reference).

         10.12 Letter Agreement with Frederick D. Lawrence**, dated July 16, 1997. (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1997; incorporated herein by reference).

         10.13 Severance Agreement entered into in May 1999 with Donald Anderson.**

         10.14 Letter Agreement with Donna S. Birks, dated December 12, 1997.** (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1998; incorporated herein by reference).

         10.15 Severance Agreement entered into in July 1999 with Donna S. Birks.**

         10.16    Severance Agreement entered into in July 1999 with George
                  Arena.**

         10.17 Severance Agreement entered into in July 1999 with Daniel Scharre.**

         10.18    Severance Agreement entered into in July 1999 with Kenneth
                  Wees.**

         10.19 Promissory Note issued to Frederick D. Lawrence, as amended through September 21, 1999

         10.20 Asset Purchase Agreement between L-3 Communications Corporation and California Microwave, Inc. dated as of December 19, 1997 and amendment thereto. (Exhibits to the Company's Form 8-K filed on February 13, 1998; incorporated herein by reference.)

         10.21 Asset Purchase Agreement between Tadiran Ltd. and California Microwave, Inc., dated as of March 1, 1998 and amendment thereto. (Exhibit to the Company's Form 8-K filed on April 27, 1998; incorporated herein by reference.)

         10.22 Stock Purchase Agreement between Telscape International, Inc., California Microwave Services Division, Inc. and California Microwave, Inc. dated as of May 8, 1998. (Exhibit to the Company's Form 8-K filed on June 5, 1998; incorporated herein by reference.)

         10.23 Agreement, dated August 20, 1998, between (1) Olivetti Research Limited, Olivetti Telemedia S.p.A. and Oracle Corporation and (2) Pitcomp 174 Limited (a wholly-owned subsidiary of the Company), to be renamed Adaptive Broadband Limited. (Exhibit to the Company's Form 10-Q for the period ended September 30, 1998; incorporated herein by reference.)

         10.24 Asset purchase agreement, dated November 19, 1998, between California Microwave, Inc. and Crown International, Inc. (Exhibit to the Company's Form 10-Q for the period ended December 31, 1998; incorporated herein by reference.)

         10.25 Asset Purchase Agreement dated March 10, 1999 between Northrop Grumman Corporation and California Microwave, Inc. (Exhibit to the Company's Form 8-K filed on March 17, 1999; incorporated herein by reference.)

         10.26 Lease of premises located in Billerica Office Park, Billerica, Massachusetts.

         10.27 Lease of premises located in The Westbrook Center, Milton Road, Cambridge, England.

         13 Annual Report to Shareholders (pages incorporated by reference).

         21       List of subsidiaries.

         23       Consent of Ernst & Young LLP, Independent Auditors.

         24       Power of Attorney.

         27       Financial Data Schedule for the fiscal year ended
                  June 30, 1999.

         Exhibits are available from the Registrant upon request.

         **       Compensatory plan or arrangement.

         (b)      REPORTS ON FORM 8-K

                  The following reports on Form 8-K were filed during the last fiscal quarter of fiscal 1999:

                           Form 8-K filed on July 21, 1999 announcing the adoption of a new Share Purchase Rights Plan.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 24, 1999                  ADAPTIVE BROADBAND CORPORATION.


                                            By /s/ FREDERICK D. LAWRENCE
                                                   Frederick D. Lawrence
                                                   Chairman, President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 /s/ Frederick D. Lawrence          President and Chief           September 24,
--------------------------          Executive Officer (principal  1999
FREDERICK D. LAWRENCE               executive officer) and
                                    Director



/s/ Donna S. Birks                  Executive Vice President      September 24,
------------------                  and Chief Financial Officer   1999
DONNA S. BIRKS                      (principal financial and
                                    accounting officer)








/s/ William B. Marx, Jr.*           Director                      September 24,
-------------------------                                         1999
WILLIAM B. MARX, JR.


/s/ Terry W. Ward*                  Director                      September 24,
-------------------                                               1999
TERRY W. WARD

/s/ Frederick W. Whitridge, Jr.*    Director                      September 24,
--------------------------------                                  1999
FREDERICK W. WHITRIDGE,
JR.


/s/ George A. Joulwan*              Director                      September 24,
----------------------                                            1999
GEORGE A. JOULWAN


/s/ Leslie G. Denend*               Director                      September 24,
---------------------                                             1999
LESLIE G. DENEND


*By /s/ KENNETH J. WEES
    --------------------
     KENNETH J. WEES
     Attorney-in-fact

                         ADAPTIVE BROADBAND CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      Years ended June 30, 1999, 1998, 1997
                             (Dollars in thousands)

                                              Balance at      Additions        Other                          Balance
                                               beginning       Charged       Additions                        at end
                                                of year       to income     (transfers)      Deductions       of year

                                              ------------   -------------  -------------   --------------  ------------
1999
----
Allowance for doubtful accounts               $     1,166    $        566   $          0      $       602   $     1,130
Estimated liability for warranties                  2,098           3,820              0            3,459         2,459
Restructuring reserves                              7,043           3,325         (3,724)(3)        3,841         2,803
Discontinued operations reserve                     6,748           7,000              0            2,660        11,088


1998
----
Allowance for doubtful accounts               $       943    $        719   $        (88)(1)  $       408   $     1,166
Estimated liability for warranties                  1,791           3,577            (50)(1)        3,220         2,098
Restructuring reserves                              7,512           4,107              0            4,576         7,043
Discontinued operations reserve                    12,538          25,214              0           31,004         6,748


1997
----
Allowance for doubtful accounts                       798             365              0              220           943
Estimated liability for warranties                  1,054           3,637              0            2,900         1,791
Restructuring reserves                              2,876             300          5,520 (2)        1,184         7,512
Discontinued operations reserve                         0               0         12,538 (2)            0        12,538


(1)      Sales of Service Division during 1998.
(2)      Transfers from discontinued operations.
(3)      Sales of Government Division during 1999.

                                  EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
--------------------------------------------------

3.1 Restated Certificate of Incorporation. (Exhibit to the Company's Form 8 dated February 19, 1993, constituting Amendment No. 1 to the Company's Registration Statement on Form 8-A for the Common Stock; incorporated herein by reference.)

3.2 Bylaws. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)

4.4 Rights Agreement dated as of July 21, 1999 among Adaptive Broadband Corporation and BankBoston, N.A. (Exhibit to the Company's Form 8-K filed on July 21, 1999; incorporated herein by reference.)

4.5 Form of Indenture, including form of Convertible Subordinated Note, relating to $57,500,000 of Convertible Subordinated Notes. (Exhibit to the Company's Form S-3 filed on November 17, 1993; incorporated herein by reference.)

10.1 Employee Stock Purchase Plan, as amended through August 1998.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1998; incorporated herein by reference.)

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

10.9 Lease of premises located at 175 West Wall Street, Glendale Heights, Illinois. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by reference.)

10.10 1992 Stock Option Plan, as amended. ** (Exhibit to Company's Form 10-K for the fiscal year ended June 30, 1997; incorporated herein by reference.)

10.11 Amendment to letter agreement with Philip F. Otto,** dated January 10, 1997. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1997; incorporated herein by reference).

10.12 Letter Agreement with Frederick D. Lawrence**, dated July 16, 1997. (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1997; incorporated herein by reference).

10.13    Severance Agreement entered into in May 1999 with Donald Anderson.**

10.14 Letter Agreement with Donna S. Birks, dated December 12, 1997.** (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1998; incorporated herein by reference).

10.15    Severance Agreement entered into in July 1999 with Donna S. Birks.**

10.16    Severance Agreement entered into in July 1999 with George Arena.**

10.17    Severance Agreement entered into in July 1999 with Daniel Scharre.**

10.18    Severance Agreement entered into in July 1999 with Kenneth Wees.**

10.19 Promissory Note issued to Frederick D. Lawrence, as amended through September 21, 1999

10.20 Asset Purchase Agreement between L-3 Communications Corporation and California Microwave, Inc. dated as of December 19, 1997 and amendment thereto. (Exhibits to the Company's Form 8-K filed on February 13, 1998; incorporated herein by reference.)

10.21 Asset Purchase Agreement between Tadiran Ltd. and California Microwave, Inc., dated as of March 1, 1998 and amendment thereto. (Exhibit to the Company's Form 8-K filed on April 27, 1998; incorporated herein by reference.)

10.22 Stock Purchase Agreement between Telscape International, Inc., California Microwave Services Division, Inc. and California Microwave, Inc. dated as of May 8, 1998. (Exhibit to the Company's Form 8-K filed on June 5, 1998; incorporated herein by reference.)

10.23 Agreement, dated August 20, 1998, between (1) Olivetti Research Limited, Olivetti Telemedia S.p.A. and Oracle Corporation and (2) Pitcomp 174 Limited (a wholly-owned subsidiary of the Company), to be renamed Adaptive Broadband Limited. (Exhibit to the Company's Form 10-Q for the period ended September 30, 1998; incorporated herein by reference.)

10.24 Asset purchase agreement, dated November 19, 1998, between California Microwave, Inc. and Crown International, Inc. (Exhibit to the Company's Form 10-Q for the period ended December 31, 1998; incorporated herein by reference.)

10.25 Asset Purchase Agreement dated March 10, 1999 between Northrop Grumman Corporation and California Microwave, Inc. (Exhibit to the Company's Form 8-K filed on March 17, 1999; incorporated herein by reference.)

10.26 Lease of premises located in Billerica Office Park, Billerica, Massachusetts.

10.27 Lease of premises located in The Westbrook Center, Milton Road, Cambridge, England.

13       Annual Report to Shareholders (pages incorporated by reference).

21       List of subsidiaries.

23       Consent of Ernst & Young LLP, Independent Auditors.

24       Power of Attorney.

27       Financial Data Schedule for the fiscal year ended June 30, 1999.

Exhibits are available from the Registrant upon request.

**     Compensatory plan or arrangement.