Form 10-Q
period 1999-09-30
ADAPTIVE BROADBAND CORP
filed 1999-11-15
CIK 16357

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

 (MARK ONE)

[ X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1999

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            CLASSES                                 OUTSTANDING AT NOVEMBER 1, 1999
                            -------                                 -------------------------------
Common Stock $.10 Par Value(and related share purchase rights)                16,065,000

                         ADAPTIVE BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
REVENUE                                                               $ 42,935    $ 34,731
Costs of revenue                                                        27,331      23,086
                                                                      --------    --------
Gross margin                                                            15,604      11,645

EXPENSES:
Research and development                                                 6,659       5,424
Sales, marketing and administration                                     14,081      10,725
Amortization of intangible assets                                          552         395
Purchased in-process research and development                              -         8,210
                                                                      --------    --------
   Total expenses                                                       21,292      24,764
                                                                      --------    --------

OPERATING LOSS                                                          (5,688)    (13,119)
Interest expense, net                                                     (348)       (872)
                                                                      --------    --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                                   (6,036)    (13,991)
Benefit from income taxes                                               (2,173)     (3,065)
                                                                      --------    --------
LOSS FROM CONTINUING OPERATIONS                                         (3,863)    (10,926)

Discontinued operations:
Income from discontinued operations, net of income
taxes                                                                      -         1,075
                                                                      --------    --------
                                                                           -         1,075
                                                                      --------    --------

NET LOSS                                                              $ (3,863)   $ (9,851)
                                                                      ========    ========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations                                       $  (0.26)   $  (0.72)
Income from discontinued operations                                        -          0.07
                                                                      --------    --------
Net Loss                                                              $  (0.26)   $  (0.65)
                                                                      ========    ========

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
AND DILUTIVE EARNINGS (LOSS) PER SHARE                                  14,719      15,115

                         ADAPTIVE BROADBAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           SEPTEMBER 30, 1999               JUNE 30, 1999
                                                           ------------------              --------------
ASSETS
Current assets:
        Cash and cash equivalents                          $        31,673                 $        48,887
        Accounts receivable, net                                    39,580                          33,980
        Inventories                                                 23,441                          22,339
        Deferred income taxes                                       20,271                          14,293
        Prepaid expenses and other current assets                    4,069                           4,150
                                                           ---------------                  --------------
               Total current assets                                119,034                         123,649
                                                           ---------------                  --------------

Property, plant and equipment, net                                  21,624                          20,746
Deferred income taxes                                                    -                           3,805
Intangible assets, net                                              31,503                          32,055
Other assets                                                         5,499                           6,221
                                                           ---------------                  --------------
                                                           $       177,660                 $       186,476
                                                           ===============                  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                   $        11,365                 $        13,089
        Accrued liabilites                                          24,900                          26,546
        Current portion of long-term debt                               43                           1,972
                                                           ---------------                  --------------
               Total current liabilities                            36,308                          41,607
                                                           ---------------                  --------------

Long-term liabilities:
Long-term debt                                                         326                             786
Convertible subordinated notes                                      57,500                          57,500
Other long-term liabilities                                            850                           1,590

Shareholders' equity:
Common  stock                                                        1,663                           1,663
Capital in excess of par value                                      95,673                          95,673
Treasury stock                                                     (32,727)                        (36,066)
Retained earnings                                                   18,067                          23,723
                                                           ---------------                  --------------
               Total shareholders' equity                           82,676                          84,993
                                                           ---------------                  --------------
                                                           $       177,660                 $       186,476
                                                           ===============                  ===============

                         ADAPTIVE BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  -----------------------------
                                                                                      1999               1998
                                                                                  ----------          ---------
             Operating activities:
          Loss from continuing operations                                          $ (3,863)          $(10,926)
          Adjustments to reconcile to net cash
             used in operating activities:
                     Purchased in-process research and development                        -              8,210
                     Depreciation and amortization                                    1,790              1,663
                     Amortization of intangible assets                                  552                395
                     Deferred income taxes                                           (2,173)            (3,065)
                     Other                                                               37                156
          Net effect of change in:
                     Accounts receivable                                             (5,600)               792
                     Inventories                                                     (1,102)              (888)
                     Prepaid expenses and other current assets                          (39)               155
                     Accounts payable                                                (1,724)               (25)
                     Other assets and accrued liabilities                            (2,346)            (2,623)
                                                                                   --------           --------
          Net cash used in continuing operations                                    (14,468)            (6,156)
                                                                                   --------           --------

          Investing activities:
          Captial expenditures                                                       (2,765)            (1,460)
          Acquisition of business                                                         -            (10,354)
          Other                                                                           -             (1,072)
                                                                                   --------           --------
          Net cash used in continuing operations in investing activites              (2,765)           (12,886)
          Net cash used in discountinued operations activities                            -             (2,488)
                                                                                   --------           --------
          Net cash used in investing activiites                                      (2,765)           (15,374)
                                                                                   --------           --------

          Financing activities:
          Payments on long-term debt                                                 (2,389)               (37)
          Proceeds from issuance of common stock                                      5,729              1,070
          Proceeds from bank credit facilities                                            -              4,383
          Purchase of treasury stock                                                 (3,321)            (6,691)
                                                                                   --------           --------
          Net cash provided by (used in)financing activities                             19             (1,275)
                                                                                   --------           --------

          Net decrease in cash and cash equivalents                                 (17,214)           (22,805)
          Cash and cash equivalents at begininng of year                             48,887             24,630
                                                                                   --------           --------
          Cash and cash equivalements at end of period                             $ 31,673           $  1,825
                                                                                   ========           ========

          Supplemental cash flow information: Cash paid during the period for:
                     Interest                                                      $    418           $    293
                     Income taxes                                                       864                  -


                         ADAPTIVE BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.           BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Adaptive Broadband Corporation and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the financial position, results of operation and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1999, included in the Adaptive Broadband 1999 Annual Report to Shareholders.

NOTE 2.           COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three months ended September 30, 1999 and September 30, 1998, the Company's comprehensive loss was the same as its net loss.

NOTE 3.           SEGMENT INFORMATION

During the third quarter of fiscal year 1999, the Company completed the reorganization of its continuing operations from a holding company operating in two business segments to an integrated organization operating in one business segment. The Company provides wireless data networking products and supplies terrestrial wireless and satellite-based systems to support high speed Internet access, broadcast digital TV transport and worldwide Internet backbones. The Company also provides equipment for satellite-based data communications and terrestrial wireless telemetry networks. The Company's operations are treated as one operating segment as it reports operating results on an aggregate basis to the chief operating decision maker. Prior to the reorganization, the Company reported its continuing operation through the Satellite Communications Division and the Terrestrial Wireless Division. See "Results of Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 4.           RESTRUCTURING AND OTHER CHARGES

During the third quarter of fiscal year 1999, the Company completed the reorganization of its continuing operations from a holding company to one integrated organization and recorded pre-tax charges of $3.3 million. The charges included $2.5 million for severance and $0.8 million for write-offs of property and equipment. The severance was associated with work force reductions of approximately 130 employees in manufacturing operations and product management. The work force reductions and write-offs of property and equipment were primarily driven by the reduction of manufacturing capacity at the Company's satellite communications operation in Tempe, Arizona. The Company has utilized $1.5 million of the $2.5 million of severance reserve through cash payment for termination benefits. The Company expects to utilize the remainder of the severance accrual through additional cash payments for termination benefits by June 30, 2000.

During the fourth quarter of fiscal year 1998, the Company reviewed and refocused its operations and business processes in connection with its strategic and operational initiatives and recorded $4.1 million for restructuring and other charges, primarily for severance and excess facilities. The severance charge was $2.4 million associated with workforce reductions of approximately 160 employees. The workforce reductions were primarily driven by the elimination of manufacturing capacity in the Company's satellite communication operations and factory consolidation in the Company's terrestrial wireless operations, as well as the elimination of the Company's historical holding company structure, impacting employees in all functional areas of the Company. The Company has utilized all of the $2.4 million reserve through cash payments for termination benefits.

NOTE 5.           DISCONTINUED OPERATIONS

In April 1999, the Company completed the sale of its Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Government Division sale price includes up to an additional $5 million cash payment, contingent upon the future performance of the divested business. The Company has not recognized any benefit for this contingent future payment.

The operating results, gain on disposal, and financial position of the Government Division have been classified as discontinued operations in the Company's financial statements through the divestiture date. Revenue from the Government Division discontinued operations was $19.8 million for the first three months of fiscal year 1999. Net income from the Government Division discontinued operations was $1.1 million for the first three months of fiscal year 1999.

In April 1998, Microwave Networks (MN) was sold to Tadiran Ltd. (Tadiran) for $31.5 million in cash. Final accounting for the Government Division and MN divestitures are subject to completion of the post-closing procedures provided for in the Northrop and Tadiran agreements. The Company has accrued for future price adjustments that may occur in the post-closing procedures for both divestitures. At September 30, 1999, the discontinued operations reserves for the Government Division and MN divestitures are $6.7 million and $2.5 million, respectively. The Company believes that the completion of these procedures will not have a material impact on the Company's financial position, results of operations, or cash flows.

In July 1999, Northrop Grumman filed a lawsuit against the Company alleging that the Company failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired the Government Division of the Company in April 1999. No damages have been specified. In September 1999, the Company filed a cross-complaint against Northrop Grumman seeking to recover in excess of $3.7 million, which represents the amount that the Company contends Northrop Grumman appropriated from the Company's bank accounts following the acquisition. The Company believes that it has strong defenses and counterclaims and plans to vigorously defend the lawsuit filed by Northrop Grumman and pursue its counterclaims. No provisions have been made for expenses that may be incurred to resolve the lawsuit, and the Company believes final resolution of the Northrop Grumman allegations will not have a material impact on the Company's financial position, results of operations, or cash flows.

In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, the Company received notice from Nokia that Nokia has decided to terminate the May 1995 agreements. Also in September 1998, Nokia began arbitration proceedings to recover damages, which are claimed to be $40.6 million, which include loss of profits and goodwill, and damage to trade and manufacturing secrets. The Company believes that it has strong defenses and will vigorously defend the Nokia claims. In May 1999, the Company began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims. The Company believes that it has strong claims against Tadiran. No accruals have been recorded for expenses that may be incurred to resolve the dispute, and the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 6.           INVENTORIES

         (DOLLARS IN THOUSANDS)                              SEPTEMBER 30, 1999     JUNE 30, 1999
         ----------------------                              ------------------     -------------
         Raw materials                                          $ 14,246                $ 14,640
         Work-in-process and finished goods                        9,195                   7,699
                                                              ----------               ---------
         Total Inventory                                        $ 23,441                $ 22,339
                                                               =========                ========

                                      -5-

NOTE 7.           INTANGIBLE ASSETS OF BUSINESSES ACQUIRED


For acquisitions accounted for under the purchase method, the excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets based on fair value. The carrying value of the intangible assets are reviewed if the facts and circumstances suggest that the asset may be impaired. If this review indicates that the intangible assets are not recoverable, the carrying value is reduced appropriately. The following table summarizes net intangible assets of businesses acquired:

                                            AMORTIZATION
         (DOLLARS IN THOUSANDS)                PERIOD         SEPTEMBER 30, 1999        JUNE 30, 1999
         ----------------------                ------         ------------------        -------------
         Goodwill                         10- 30 years              $ 40,222                $ 40,222
         Developed technology                  8 years                 2,074                   2,074
         Assembled workforce               3 - 4 years                   865                     865
                                                                   ---------                --------
                                                                      43,161                  43,161
         Accumulated amortization                                    (11,658)                (11,106)
                                                                    --------                --------
                                                                    $ 31,503                $ 32,055
                                                                    ========                ========

NOTE 8.           BORROWING ARRANGEMENTS

During the quarter ended September 30, 1999, the Company paid off the $1.6 million outstanding balance of its industrial development bonds. The industrial development bonds were payable in annual installments through June 2013, and accrued interest at a floating rate, based upon prevailing market conditions.

The Company originally issued $57.5 million of 5.25%, convertible subordinated notes on December 15, 1993. The notes are due December 15, 2003. These notes are convertible at any time prior to maturity, at the option of the holder, into shares of the Company's common stock at a price of $28.4375 per share. These notes are redeemable at any time, at the option of the Company. Interest is payable semi-annually. The notes are subordinated to all existing and future senior indebtedness of the Company, and are quoted on the Nasdaq National Market. In October 1999, at the request of certain note holders, the Company converted approximately $33 million of its subordinated notes into approximately 1.2 million shares of common stock. Upon the conversion, the Company paid a $1.1 million premium which is equivalent to accrued interest on the converted notes plus 1.6%.

NOTE 9.           SHAREHOLDERS' EQUITY

On February 5, 1998, the Company announced that its Board of Directors authorized the repurchase of up to three million shares of its common stock on the open market. On October 6, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to six million. During the three months ended September 30, 1999, the Company acquired 126,250 shares of common stock for $3.3 million, bringing the total shares repurchased subsequent to February 5, 1998 to approximately 2.8 million.

The following table summarizes the changes in shareholders' equity for the three months ended September 30, 1999:

                                                               CAPITAL IN                              TOTAL SHARE-
                                        SHARES                  EXCESS OF    TREASURY     RETAINED       HOLDERS'
(DOLLARS IN THOUSANDS)                  ISSUED       AMOUNT     PAR VALUE      STOCK      EARNINGS        EQUITY
------------------------------------ ------------- ----------- ------------ ------------ ------------ ---------------
Balance at June 30, 1999              16,629,031    $ 1,663     $ 95,673     $ (36,066)      $ 23,723     $ 84,993
Treasury stock repurchased                                                      (3,321)                     (3,321)
Common stock issued from                                                          6,660       (1,793)        4,867
 treasury shares for stock option
 and stock purchase plans
Net loss                                                                                      (3,863)       (3,863)

                                     ------------- ----------- ------------ ------------ ------------ ---------------
Balance at September 30, 1999          16,629,031      $1,663      $95,673   $ (32,727)       $18,067       $ 82,676
                                     ============= =========== ============ ============ ============ ===============

NOTE 10.          SHAREHOLDER RIGHTS

In July 1999, upon the expiration of the Company's current stockholder rights plan, the Board of Directors approved the adoption of a new three-year Stockholder Rights Plan under which all stockholders of record as of July 26, 1999, will receive rights to purchase shares of Common Stock. The rights will be distributed as a non-taxable dividend and will expire on June 30, 2002. The rights will be exercisable only if a person or a group acquires 20% or more of the Company's Common Stock or announces a tender offer for 50% or more of the Common Stock. In October 1999, the stockholders of the Company approved an amendment to the Company's certificate of incorporation adding a stockholder-friendly "chewable" feature for the Rights Plan. This chewable feature requires the Company to redeem or otherwise make the Rights Plan inapplicable if the Company receives certain types of acquisition proposals and the stockholders vote to require it to do so. Also, the stockholders of the Company approved the use of Preferred Stock in connection with the Rights Plan instead of Common Stock.

NOTE 11.          INCOME TAXES

At September 30, 1999, the Company had net deferred tax assets of $20.3 million, after a valuation allowance of $5.7 million. Realization of the majority of the net deferred tax assets is dependent on the Company's ability to generate approximately $50 million of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowance.

NOTE 12.          CONTINGENT LIABILITIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS MADE BELOW AND IN THE ADAPTIVE BROADBAND CORPORATION (THE COMPANY) 1999 ANNUAL REPORT TO SHAREHOLDERS CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING THE COMPANY'S MARKETS, THE COMPANY'S ABILITY TO BE A LEADER IN ITS MARKETS AND TO ACHIEVE ITS GROWTH OBJECTIVES, THE FUTURE OF NETWORK COMPUTING, TELECOMMUNICATIONS AND BROADCASTING AND OTHER MATTERS, AS WELL AS STATEMENTS ABOUT THE RESULTS OF LITIGATION OR DISPUTES, THE RESULTS OF POST-CLOSING PROCEDURES IN CONNECTION WITH DISCONTINUED OPERATIONS SALE AGREEMENTS, PRODUCT MIX AND INTERNATIONAL OPERATIONS, THE EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS, THE REALIZATION OF CERTAIN TAX ASSETS, ADEQUACY OF FUNDS FOR THE FORESEEABLE FUTURE, EXPECTATIONS FOR FISCAL YEAR 2000 AND BEYOND. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE THEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE STATEMENTS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE EVENTS OR RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM MANAGEMENT'S PROJECTIONS, ESTIMATES AND EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO, THE LEVEL OF DEMAND FOR PRODUCTS, COMPETITION, NEW PRODUCT INTRODUCTIONS BY COMPETITORS, MARKET ACCEPTANCE OF THE COMPANY'S NEW PRODUCTS, THE ABILITY OF THE COMPANY TO PARTICIPATE AND RESPOND TO RAPID TECHNOLOGICAL CHANGE, AVAILABILITY OF QUALIFIED PERSONNEL, RISKS RELATED TO INTERNATIONAL SALES, DELAYS IN THE RECEIPT OF ORDERS OR IN THE SHIPMENT OF PRODUCTS, CHANGES IN DEMAND FOR PRODUCTS, COST OVERRUNS, FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS, TIMELY AVAILABILITY OF SUPPLY OF COMPONENTS, DEPENDENCE ON MAJOR ORDERS FROM A SMALL NUMBER OF CUSTOMERS, LIMITATIONS ON THE COMPANY'S ABILITY TO REDUCE INVENTORY AND EXPENSES IF FORECASTS AND EXPECTED DEMAND ARE NOT REALIZED, GENERAL ECONOMIC CONDITIONS, THE IMPACT OF YEAR 2000 AND WHETHER THE COMPANY'S CLAIMS AND DEFENSES IN LITIGATION AND DISPUTES ARE VIEWED AS MERITORIOUS. FOR A MORE DETAILED DISCUSSION OF THESE AND OTHER FACTORS, SEE "INFORMATION REGARDING FORWARD LOOKING STATEMENTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1999, AND IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. THE CONSOLIDATED FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

In October 1998, the Company's board of director's adopted a formal plan to sell its Government Division. The Government Division was sold on April 26, 1999. The operating results, loss on disposal, and financial position of the Government Division have been classified separately as discontinued operations for all periods presented through the disposition date in the accompanying Condensed Consolidated Financial Statements. See Note 5 Discontinued Operations, of Notes to Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

OVERVIEW

The Company reported a loss from continuing operations of $3.9 million, or $0.26 per share, for the three months ended September 30, 1999, compared to a loss from continuing operations of $10.9 million, or $0.72 per share for the three months ended September 30, 1998. Excluding a $7.2 million after-tax in process research and development charge for the acquisition of Adaptive Broadband Limited (ABL), the Company's net loss from continuing operations for the three months ended September 30, 1998 would have been $3.7 million, or $0.24 per share.

The Company generally records bookings for new orders received if the product will be shipped to the customer within twelve months. New orders booked from continuing operations were $54.8 million and $37.2 million for the three months ended September 30, 1999 and 1998, representing a 48% increase. Revenue from continuing operations was $42.9 million and $34.7 million for the three months ended September 30, 1999 and 1998, representing a 24% increase. These increases in bookings and revenues were a result of expansion of the Company's direct sales force, customers' acceptance of the Company's new products from its core businesses and initial demand for the AB AccessTM products. The revenue increased also because there was higher backlog at the beginning of the first quarter of fiscal 2000. The Company recorded a record level of bookings in the first quarter of fiscal 2000, with the bookings mix shifting more to domestic business. This change in mix of orders indicates some reduction in the Company's dependency on certain more volatile international markets. However, certain domestic customers purchase product as part of large international system integration projects, and therefore, the Company does continue to have an indirect international market risk for such business.

During fiscal year 1999, the Company completed its transition from a holding company operating in two business segments to an integrated organization operating in one business segment. The Company derives its revenue from two major product groups: the Satellite Communications Products Group (Satellite) and the Terrestrial Wireless Products Group (Terrestrial). The supplemental information for these two product groups are as follows:

(Dollars in millions)               Three months ended September 30,
                                    1999                       1998
                                    ----                       ----
BOOKINGS
Satellite:
   Domestic                  $ 14.7       66%           $  6.8         38%
   International                7.6       34%             11.2         62%
                            -----------------           ------------------
   Total                       22.3      100%             18.0        100%

Terrestrial:
   Domestic                    27.6       85%             14.3         75%
   International                4.9       15%              4.9         25%
                            -----------------           ------------------
   Total                       32.5      100%             19.2        100%

Total Domestic                 42.3       77%             21.1         57%
Total International            12.5       23%             16.1         43%
                             ----------------           ------------------
Total Bookings               $ 54.8      100%           $ 37.2        100%

REVENUE
Satellite:
   Domestic                  $ 12.4       55%           $  6.0         37%
   International               10.1       45%             10.2         63%
                             ----------------          -------------------
Total                          22.5      100%             16.2        100%
Terrestrial:
   Domestic                    15.7       77%             13.1         71%
   International                4.7       23%              5.4         29%
                             ----------------          -------------------
   Total                       20.4      100%             18.5        100%

Total Domestic                 28.1       66%             19.1         55%
Total International            14.8       34%             15.6         45%
                             ----------------           ------------------
Total Revenue                $ 42.9      100%           $ 34.7        100%

GROSS MARGIN
Satellite                    $  7.7       34%           $  4.0         25%
Terrestrial                     7.9       38%              7.6         42%
                            -------                   --------
Total                        $ 15.6       36%           $ 11.6         34%


SATELLITE COMMUNICATIONS PRODUCT GROUP

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

Satellite revenue was $22.5 million and $16.2 million for the three months ended September 30, 1999 and 1998, representing an increase of $6.3 million or 39%. Domestic revenue increased $6.4 million or 107% offset by a slight 1% decrease in international revenue for the three months ended September 30, 1999. The Satellite revenue increased as a result of higher bookings and higher backlog at the beginning of the quarter. Satellite bookings increased $4.3 million or 24% for the first quarter of fiscal 2000 primarily due to the expansion of the Company's direct sales force and increase in marketing personnel and programs. In addition, the increasing Internet traffic has created stronger demand from certain Internet service providers for the Company's high-speed Satellite modems. Satellite book-to-bill ratios were 99% and 111% for the three months ended September 30, 1999 and 1998.

Satellite gross margins were $7.7 million and $4.0 million, or as a percentage of Satellite revenue, 34% and 25% for the three months ended September 30, 1999 and 1998. The increase in gross margin in the first quarter of fiscal 2000 was due to higher revenue and the realization of lower manufacturing costs resulting from the reorganization of the Satellite operations during the second half of fiscal year 1999.

TERRESTRIAL WIRELESS PRODUCT GROUP

The Terrestrial Wireless Products Group provides products and services, based upon microwave radio technology, primarily to the television broadcast, oil, gas and utility, and transaction processing markets. The Group is also developing high-speed, dynamic bandwidth management, wireless Internet connectivity technology and products. One key product, AB AccessTM, was introduced in fiscal year 1999 and contributed $1.1 million to revenue and $12.5 million to bookings in the first quarter of fiscal year 2000. The Company is investing considerable resources into this new area.

Terrestrial revenue was $20.4 million and $18.5 million for the three months ended September 30, 1999 and 1998, representing an increase of $1.9 million or 10%. Domestic revenue increased $2.6 million or 20%, partially offset by a $0.7 million decrease in international revenue for the first quarter of fiscal 2000. The increase in domestic revenue is due to customers' acceptance of new terrestrial products and higher backlog at the beginning of the quarter. The decrease in international revenue was due primarily to economic conditions in developing countries, including declines in oil and gas prices in Latin America. Terrestrial book-to-bill ratios were 159% and 104% for the three months ended September 30, 1999 and 1998.

Terrestrial gross margins were $7.9 million and $7.6 million, or as a percentage of Terrestrial revenue, 38% and 42% for the three months ended September 30, 1999 and 1998. The decrease in gross margin percentage was due to a change in the revenue mix to lower margin broadcast products.

OPERATING EXPENSES

Research and development expenses were $6.7 million and $5.4 million, or as a percentage of revenue 16% for both quarters ended September 30, 1999 and 1998. The increase in research and development spending for the first quarter of fiscal year 2000, was mainly attributable to the Company's investment in research and development for AB-AccessTM . Additionally, the Company has invested significantly in the development of its Spectracast(R) satellite internet protocol multicasting products, its on-line transaction processing data radios (TransltTM), and its new digital broadcast products, such as TwinstreamTM and CodeRunnerTM. The Company believes that the continual and rapid introduction of new products and technologies is critical to sustaining growth within its current and future target markets, and expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company anticipates that research and development expenses will increase in future periods as it continues to focus its efforts on developing wireless broadband products. In addition, management may consider strategic acquisition of additional technologies complimentary to the Company's business.

Sales, marketing and administrative expenses for continuing operations were $14.1 million and $10.7 million, or as a percentage of revenue 33% and 31%, for the three months ended September 30, 1999 and 1998. The increase was primarily attributable to expansion of the Company's sales force and an increase in marketing efforts to support the growing level of bid and proposal activity for the new AB-AccessTM products. The Company expects to continue to focus its sales, marketing and administrative investments in its high-growth wireless broadband data network markets.

Amortization expense associated with intangible assets for the continuing operations was $0.6 million and $0.4 million for the three months ended September 30, 1999 and 1998. The slight increase over the same period in last year was due to an increase in intangible assets from the ABL and Crown Satellite acquisitions.

On August 20, 1998, the Company acquired Adaptive Broadband Limited (ABL) a United Kingdom based company developing high-speed wireless Internet connectivity technology. The acquisition was accounted for under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. The purchase price will include additional future payments of up to $7 million, contingent on ABL's performance exceeding certain targets. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identified intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. A significant portion of the purchase price will accrue in the future if a certain level of market acceptance is achieved, and the goodwill recorded as a result will be substantially increased. The Company's results of operations for the first three months of fiscal year 1999 include ABL's results from August 20, 1998.

In connection with the acquisition of ABL, the Company allocated a significant portion of the purchase price to purchased in-process research and development. The Company estimated the fair value of the in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using a risk-adjusted discount rate and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of the Company's weighted average cost of capital as well as other factors, including the useful life of each technology, profitability levels of the technology, the uncertainty of technological advances that were known at the time and the stage of completion of each technology. The Company believes that the estimated in-process research and development amounts so determined represent fair value and do not exceed the amount a third party would pay for the projects.

At the date of the acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to the project was expensed at acquisition. If the project is not successful or completed timely, management's product pricing and growth rates may not be achieved and the Company may not realize the financial benefits expected from the projects.

In fiscal year 1999, the Company introduced AB-Access-TM- products to the market, which contributed $1.1 million to revenue and $12.5 million to bookings in the first quarter of fiscal year 2000. The Company is investing considerable resources into this new area.

INTEREST EXPENSE, NET

Net interest expense was $0.3 million and $0.9 million for the three months ended September 30, 1999 and 1998. The decrease in net interest expense reflects a reduction in average borrowings primarily from the use of proceeds from sale of the Company's Government Division to paydown its credit facility and an increase in interest income from investing the remaining sale proceeds.

PROVISION FOR INCOME TAXES

The Company's income tax benefit from continuing operations was $2.2 million and $3.1 million for the three months ended September 30, 1999 and 1998. The effective income tax rate for the three months ended September 30, 1999 was 36%, consistent with the 36% effective income tax rate for the three months ended September 30, 1998, excluding the impact of the partial valuation allowance recorded against future deductions from the amortization of intangible assets acquired in the ABL acquisition.

DISCONTINUED OPERATIONS

In April 1999, the Company completed the sale of its Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Company used a portion of the proceeds to pay down the entire outstanding balance of its credit facility and to resume its share repurchase program. The Company plans to use the remaining proceeds to support working capital requirements as it expands, and continue to invest in the development and marketing of its new wireless broadband products. The Government Division sale price includes up to an additional $5 million cash payment, contingent upon the future performance of the divested business. The Company has not recognized any gain for this contingent future payment.

The operating results, gain on disposal, and financial position of the Government Division have been classified as discontinued operations in the Company's financial statements through the divestiture date. Revenue from the Government Division discontinued operations was $19.8 million for the first three months of fiscal year 1999. Net income from the Government Division discontinued operations was $1.1 million for the first three months of fiscal year 1999.

In April 1998, Microwave Networks (MN) was sold to Tadiran Ltd. (Tadiran) for $31.5 million in cash. Final accounting for the Government Division and MN divestitures are subject to completion of the post-closing procedures provided for in the Northrop and Tadiran agreements. The Company has accrued for future price adjustments that may occur in the post-closing procedures for both divestitures. At September 30, 1999, the discontinued operations reserves for the Government Division and MN divestitures are $6.7 million and $2.5 million, respectively. The Company believes that the completion of these procedures will not have a material impact on the Company's financial position, results of operations, or cash flows.

In July 1999, Northrop Grumman filed a lawsuit against the Company alleging that the Company failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired the Government Division of the Company in April 1999. No damages have been specified. In September 1999, the Company filed a cross-complaint against Northrop Grumman seeking to recover in excess of $3.7 million, which represents the amount that the Company contends Northrop Grumman appropriated from the Company's bank accounts following the acquisition. The Company believes that it has strong defenses and counterclaims and plans to vigorously defend the lawsuit filed by Northrop Grumman and pursue its counterclaims. No provisions have been made for expenses that may be incurred to resolve the lawsuit, and the Company believes final resolution of the Northrop Grumman allegations will not have a material impact on the Company's financial position, results of operations, or cash flows.

In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, the Company received notice from Nokia that Nokia has decided to terminate the May 1995 agreements. Also in September 1998, Nokia began arbitration proceedings to recover damages, which are claimed to be $40.6 million, which include loss of profits and goodwill, and damage to trade and manufacturing secrets. The Company believes that it has strong defenses and will vigorously defend the Nokia claims. In May 1999, the Company began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims. The Company believes that it has strong claims against Tadiran. No accruals have been recorded for expenses that may be incurred to resolve the dispute, and the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had net working capital of $82.7 million, including $31.7 million of cash and cash equivalents, as compared to a net working capital of $82.0 million, including cash and cash equivalents of $48.9 million, at June 30, 1999.

Net cash used in continuing operating activities was $14.5 million for the three months ended September 30, 1999, primarily due to a loss from operations, $5.6 million increase in accounts receivable and $4.0 million decrease in accounts payables and accrued liabilities. Net cash used in continuing operating activities was $6.2 million for the three months ended September 30, 1998, due to a loss from operations and the payment of certain year-end accruals.

Net cash used in investing activities for the three months ended September 30, 1999 was $2.8 million for capital expenditures. Net cash used in investing activities for the three months ended September 30, 1998 was $15.4 million, including the acquisition of ABL for $10.4 million, capital expenditures of $1.5 million and $2.5 million cash used in discontinued operations.

During the first three months of fiscal year 2000, the Company acquired 126,250 shares of its common stock for $3.3 million, bringing the total shares repurchased to approximately 2.8 million shares under the Board of Directors authorized six million share common stock repurchase plan.

In addition to the common stock repurchased, the Company's financing activities for the three months ended September 30, 1999 included debt payments of $2.4 million and the receipt of $5.7 million from the sale of the Company's common stock under stock option and stock purchase plans.

The Company originally issued $57.5 million of 5.25%, convertible subordinated notes on December 15, 1993. The notes are due December 15, 2003. These notes are convertible at any time prior to maturity, at the option of the holder, into shares of the Company's common stock at a price of $28.4375 per share. These notes are redeemable at any time, at the option of the Company. Interest is payable semi-annually. The notes are subordinated to all existing and future senior indebtedness of the Company, and are quoted on the Nasdaq National Market. In October 1999, at the request of certain note holders, the Company converted approximately $33 million of its subordinated notes into approximately 1.2 million shares of common stock. Upon the conversion, the Company paid a $1.1 million premium which is equivalent to accrued interest on the converted notes plus 1.6%.

The Company believes that its current cash position and funds generated from operations, will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for the foreseeable future.

YEAR 2000

State of Readiness

The Company established a formal Year 2000 readiness program in fiscal 1998 with two principal objectives: (1) to assess the readiness of its internal information technology infrastructure and of its critical component and service providers, and (2) to analyze the readiness status of the telecommunications equipment manufactured by the Company and to communicate the readiness status to customers.

In July 1999, the Company engaged an independent consulting firm to perform a risk analysis of the Company's Year 2000 program. Based upon the findings, a remediation plan was implemented, and the Company intends to complete the necessary actions by the end of calendar year 1999.

The Company has completed the assessment of its internal systems, and where remedial steps were required to make those systems Year 2000 ready, is prioritizing the steps to be taken. The Company has also completed a review of all its critical vendors to assess that their Year 2000 readiness. Because the Company is relying on information provided to it by its vendors to assess their Year 2000 readiness, the Company cannot provide assurances that all of its critical vendors are or will be Year 2000 ready. Therefore, the Company cannot provide assurances that the Company will not be adversely affected by the Year 2000 date change.

The Company has completed the assessment of the impact of Year 2000 on its products. The Company is completing efforts to make its new commercially available products Year 2000 ready. The Company has also developed evolution strategies for customers who have existing products. The Company believes that is has sufficient resources to provide timely support to its customers that require product mitigation and upgrade to be Year 2000 ready.

Costs

The Company currently does not expect that the total costs of its Year 2000 readiness program will be material to its financial condition or results of operation. All costs are charged to expense as incurred, and do not include potential costs related to any customers or other claims or the cost of internal software and hardware replaced in the normal course of business.

Risks / Contingency Plans

The Company believes that its most likely worst case scenarios would involve the interruption of crucial suppliers as a result of infrastructure failures or third party vendor failures. As a result, the Company is developing contingency plans that will address each of the most likely worst case scenarios. Such contingency plans are expected to be completed by the end of November 1999. The Company believes that it is taking appropriate steps to assess and address its Year 2000 issues and currently does not expect that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 readiness is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more critical vendors or key customers fail to achieve Year 2000 readiness, the Company's business and its results of operations could be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company's market risk disclosures set forth in the 1999 Annual Report to Shareholders have not changed significantly.

PART II.   OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS

In July 1999, Northrop Grumman filed a lawsuit against the Company alleging that the Company failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired the Government Division of the Company in April 1999. No damages have been specified. In September 1999, the Company filed a cross-complaint against Northrop Grumman seeking to recover in excess of $3.7 million, which represents the amount that the Company contends Northrop Grumman appropriated from the Company's bank accounts following the acquisition. The Company believes that it has strong defenses and counterclaims and plans to vigorously defend the lawsuit filed by Northrop Grumman and pursue its counterclaims. No provisions have been made for expenses that may be incurred to resolve the lawsuit, and the Company believes final resolution of the Northrop Grumman allegations will not have a material impact on the Company's financial position, results of operations, or cash flows.

In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, the Company received notice from Nokia that Nokia has decided to terminate the May 1995 agreements. Also in September 1998, Nokia began arbitration proceedings to recover damages, which are claimed to be $40.6 million, which include loss of profits and goodwill, and damage to trade and manufacturing secrets. The Company believes that it has strong defenses and will vigorously defend the Nokia claims. In May 1999, the Company began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims. The Company believes that it has strong claims against Tadiran. No accruals have been recorded for expenses that may be incurred to resolve the dispute, and the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the registrant held on October 27, 1999, the shareholders:


1. Elected 6 directors to hold office until the next Annual Meeting of Shareholders.


                                       FOR               AGAINST
                                       ---               -------
     Frederick D. Lawrence             12,675,186        737,059
     William B. Marx, Jr.              12,671,923        740,322
     Terry W. Ward                     12,677,478        734,767
     Frederick W. Whitridge, Jr.       12,677,323        734,922
     George A. Joulwan                 12,675,842        736,403
     Leslie G. Denend                  12,674,828        737,417


2. Approved amendments to the Company's Certificate of Incorporation to permit stockholders to withdraw the Rights Plan following certain types of offers to acquire the company and to authorize the use of preferred stock in connection with the Rights Plan.


     FOR                   AGAINST               ABSTAIN             NON-VOTE
     ---                   -------               -------             --------
     8,224,937             876,823               30,201              4,280,284


3. Approved amendments to the Company's 1992 Stock Option Plan.


     FOR                   AGAINST               ABSTAIN             NON-VOTE
     ---                   -------               -------             --------
     7,394,012             1,553,112             59,051              4,406,070

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27.1  Financial Data Schedule

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on July 21, 1999, relating to its adoption of a rights plan.



                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ADAPTIVE BROADBAND CORPORATION
                                                                   (Registrant)



NOVEMBER 14, 1999                           BY  /S/  DONNA S. BIRKS
-----------------------                     -----------------------------------
Date                                                 DONNA S. BIRKS
                                                     EXECUTIVE VICE PRESIDENT
                                                     CHIEF FINANCIAL OFFICER