Form 10-Q
period 1999-12-31
ADAPTIVE BROADBAND CORP
filed 2000-02-15
CIK 16357

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

 (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999
                                           -----------------
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                               ------    ------

COMMISSION FILE NUMBER 0-07428
                       -------

                         ADAPTIVE BROADBAND CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                            94-1668412
       (State or other jurisdiction of     (I.R.S. Employer Identification
        Incorporation or organization)                  Number)

                              1143 BORREGAS AVENUE
                           SUNNYVALE, CALIFORNIA 94089
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 732-4000
              (Registrant's telephone number, including area code)

                   (Former name, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               YES  X   NO
                                                            ----    ----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Classes                         Outstanding at January 31, 2000
               -------                         -------------------------------
Common Stock $.10 Par Value (and related                  16,879,000
        share purchase rights)

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         ADAPTIVE BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     DECEMBER 31,                          DECEMBER 31,
                                                          ---------------------------------     ---------------------------------
                                                               1999             1998                  1999              1998
                                                          ---------------- ----------------     ----------------  ---------------
REVENUE                                                   $         2,198  $             -      $          3,300  $             -
Costs of revenue                                                    2,405                -                 3,775                -
Gross margin                                             ---------------- ----------------      ----------------  ---------------
                                                                     (207)               -                  (475)               -

EXPENSES:
Research and development                                            3,636              784                 5,727            1,434
Sales, marketing and administration                                 5,165            2,706                 9,875            5,580
Amortization of intangible assets                                      75               75                   149              125
Purchased in-process research and development                           -                -                     -            8,210
     Total expenses                                       ---------------- ----------------      ----------------  ---------------
                                                                    8,876            3,565                15,751           15,349
                                                          ---------------- ----------------      ----------------  ---------------

OPERATING LOSS                                                     (9,083)          (3,565)              (16,226)         (15,349)
Interest income (expense), net                                        322           (1,104)                   31           (1,977)
Premium on conversion of notes                                     (1,093)               -                (1,093)               -
                                                          ---------------- ----------------      ----------------  ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                (9,854)          (4,669)              (17,288)         (17,326)
Benefit from income taxes                                          (3,548)          (1,678)               (6,224)          (4,263)
LOSS FROM CONTINUING OPERATIONS                           ---------------- ----------------      ----------------  ---------------
                                                                   (6,306)          (2,991)              (11,064)         (13,063)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations,
net of income taxes                                                 3,202             (645)                4,097             (424)
                                                          ---------------- ----------------      ----------------  ---------------

NET LOSS                                                  $        (3,104) $        (3,636)      $        (6,967)  $      (13,487)
                                                          ================ ================      ================  ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations                           $         (0.40) $         (0.20)      $         (0.72)  $        (0.87)
Income (loss) from discontinued operations                           0.21            (0.04)                 0.27            (0.03)
                                                          ---------------- ----------------      ----------------  ---------------
Net Loss
                                                          $         (0.19) $         (0.24)      $         (0.45)  $        (0.90)
                                                          ================ ================      ================  ===============

WEIGHTED AVERAGE COMMON SHARES USED IN COMPUTING
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                        15,947           14,968                15,333           15,041

                         ADAPTIVE BROADBAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            DECEMBER 31, 1999             JUNE 30, 1999
                                                        -----------------------        -------------------
ASSETS
Current assets:
      Cash and cash equivalents                          $                30,299       $           48,887
      Accounts receivable, net                                             2,268                        -
      Inventories                                                            209                    1,116
      Deferred income taxes                                               22,018                   14,293
      Prepaid expenses and other current assets                            1,337                    2,938
      Net current assets of discontinued operations                       55,488                   42,057
                                                         -----------------------       ------------------
            Total current assets                                         111,619                  109,291
                                                         -----------------------       ------------------

Property, plant and equipment, net                                         4,439                    3,088
Deferred income taxes                                                          -                    3,805
Intangible assets, net                                                     1,905                    2,054
Other assets                                                               3,075                    3,017
Net long-term assets of discontinued operations                           49,965                   50,078
                                                         -----------------------       ------------------
                                                         $               171,003       $          171,333
                                                         =======================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                   $                   577       $            2,132
      Accrued liabilities                                                 26,054                   25,118
                                                         -----------------------       ------------------
            Total current liabilities                                     26,631                   27,250
                                                         -----------------------       ------------------

Convertible subordinated notes                                            23,352                   57,500
Other long-term liabilities                                                  600                    1,590

Shareholders' equity:
      Common stock                                                         1,783                    1,663
      Capital in excess of par value                                     129,179                   95,673
      Treasury stock                                                     (22,476)                 (36,066)
      Retained earnings                                                   11,934                   23,723
                                                         -----------------------       ------------------
            Total shareholders' equity                                   120,420                   84,993
                                                         -----------------------       ------------------
                                                         $               171,003       $          171,333
                                                         =======================       ==================

                         ADAPTIVE BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                --------------------------------
                                                                                    1999              1998
                                                                                -------------     --------------
          Operating activities:
          Loss from continuing operations                                       $    (11,064)     $     (13,063)
          Adjustments to reconcile to net cash
             used in operating activities:
                  Purchased in-process research and development                            -              8,210
                  Premium on conversion of notes                                       1,093                  -
                  Depreciation and amortization                                          326                142
                  Amortization of intangible assets                                      149                125
                  Deferred income taxes                                               (6,224)            (4,263)
                  Other                                                                   57                  -
          Net effect of change in:
                  Accounts receivable                                                 (2,268)              (229)
                  Inventories                                                            907                  -
                  Prepaid expenses and other current assets                            1,065             (1,840)
                  Accounts payable                                                    (1,555)               695
                  Other accrued liabilities                                              (54)            (1,530)
                                                                                -------------     --------------
          Net cash used in continuing operations                                     (17,568)           (11,753)
                                                                                -------------     --------------

          Investing activities:
          Capital expenditures                                                        (1,677)            (1,518)
          Acquisitions and investments in businesses                                  (1,000)           (11,111)
          Other                                                                            -               (155)
                                                                                -------------     --------------
          Net cash used in continuing operations investing activities                 (2,677)           (12,784)
          Net cash used in discountinued operations activities                        (6,917)           (10,109)
                                                                                -------------     --------------
          Net cash used in investing activities                                       (9,594)           (22,893)
                                                                                -------------     --------------

          Financing activities:
          Proceeds from issuance of common stock                                      12,988              1,168
          Proceeds from bank credit facilities                                             -             20,542
          Purchase of treasury stock                                                  (3,321)           (10,391)
          Premium paid on conversion of notes                                         (1,093)                 -
                                                                                -------------     --------------
          Net cash provided by financing activities                                    8,574             11,319
                                                                                -------------     --------------

          Net decrease in cash and cash equivalents                                  (18,588)           (23,327)
          Cash and cash equivalents at beginning of period                            48,887             24,630
                                                                                -------------     --------------
          Cash and cash equivalents at end of period                            $     30,299      $       1,303
                                                                                =============     ==============

          Supplemental cash flow information:
          Cash paid during the period for:
                  Interest                                                       $       394      $       1,793
                  Income taxes                                                             -                  -
          Noncash transaction:
                  During the six months ended December 31, 1999, the company converted $34,148 of its subordinated notes into
                  1,200,693 shares of common stock.


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

NOTE 2.           COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the six months ended December 31, 1999 and December 31, 1998, the Company's comprehensive loss was the same as its net loss.

NOTE 3.           SEGMENT REPORTING

The Company adopted SFAS No. 131 in fiscal year 1998. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and significant customers. The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of broadband wireless communication systems.

NOTE 4.           DISCONTINUED OPERATIONS

In January 2000, the Company's board of director's adopted a formal plan to sell its EFData Satellite Products Division (EFData), Microwave Radio Communications Division (MRC) and Microwave Data Systems Division (MDS). These three divisions qualify as segments of business under APB 30 as each operates in separate lines of businesses with separate customer classes. The Company's continuing business, the AB-Access Division, does not operate in these lines of businesses and sells to different customers. EFData is a leading provider of satellite communication technology focused on addressing the commercial, industrial and military markets. MRC provides the majority of the US analog and digital point-to-point microwave systems for transporting video signals for television broadcast operations, including electronic news gathering, satellite backhauls, studio-transmitter links and regional networks. MDS supplies data telemetry point-to-multipoint terrestrial radio systems.

The operating results and financial position of EFData, MRC and MDS divisions, together with operating results and financial position of the Government Division that was sold in April 1999, have been classified as discontinued operations for all periods presented in the Company's financial statements. Total revenue from EFData, MRC and MDS was $46.9 million and $42.9 million for the three months ended December 31, 1999 and 1998, and $88.7 million and $77.6 million for the six months ended December 31, 1999 and 1998. The income/(loss) from EFData, MRC and MDS, net of income taxes, was $3.2 million and $(1.5) million for the three months ended December 31, 1999 and 1998, and $4.1 million and $(2.4) million for the six months ended December 31, 1999 and 1998. Total revenue from the Government Division was $20.0 million and $39.8 million for the three and six months ended December 31, 1998. Income from the Government Division, net of income taxes, was $0.9 million and $2.0 million for the three and six months ended December 31, 1998.

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

In April 1998, Microwave Networks (MN) was sold to Tadiran Ltd. (Tadiran) for $31.5 million in cash. Final accounting for the Government Division and MN divestitures are subject to completion of the post-closing procedures provided for in the Northrop Grumman and Tadiran agreements. The Company has accrued for future price adjustments that may occur in the post-closing procedures for both divestitures. At December 31, 1999, the discontinued operations reserves for the Government Division and MN divestitures are $6.6 million and $1.7 million, respectively. The Company believes that the completion of these procedures will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran has now taken the position that the Company is responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In January 2000, the Company and Tadiran settled the Nokia claims for $2 million and reserved their rights against each other. In May 1999, the Company began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which now have been liquidated at $2 million. The Company believes that it has strong claims against Tadiran. No accruals have been recorded for expenses that may be incurred to resolve the dispute, and the Company believes final resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 5.           INVENTORIES


         (DOLLARS IN THOUSANDS)                              DECEMBER 31, 1999      JUNE 30, 1999
         ----------------------                              -----------------      -------------
         Work-in-process and finished goods                      $  209                  $ 1,116
                                                                 -------                 -------
         Total Inventory                                         $  209                  $ 1,116
                                                                 =======                 =======

NOTE 6.           INTANGIBLE ASSETS OF BUSINESS ACQUIRED

For acquisitions accounted for under the purchase method, the excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets based on fair value. The carrying value of the intangible assets are reviewed if the facts and circumstances suggest that the asset may be impaired. If this review indicates that the intangible assets are not recoverable, the carrying value is reduced appropriately. The following table summarizes net intangible assets of business acquired:

                                            AMORTIZATION
         (DOLLARS IN THOUSANDS)                PERIOD          DECEMBER 31, 1999        JUNE 30, 1999
         ----------------------                ------          -----------------        -------------
         Goodwill                             10 years             $   1,888               $   1,888
         Assembled workforce                   4 years                   440                     440
         Accumulated amortization                                       (423)                   (274)
                                                                   ---------               ---------
                                                                   $   1,905               $   2,054
                                                                   =========               =========

On August 20, 1998, the Company acquired Adaptive Broadband Limited (ABL), a United Kingdom based company developing high-speed wireless Internet connectivity technology. The acquisition was accounted for under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identifiable intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. In January 2000, the Company paid $1.3 million as the first portion of the contingent purchase price, which was accounted for as additional goodwill. The remaining contingent portion of the purchase price will include payments up to $3.5 million and will be recorded as goodwill.

NOTE 7.           BORROWING ARRANGEMENTS

During the first quarter of fiscal 2000, the Company paid off the $1.6 million outstanding balance of its industrial development bonds. The industrial development bonds were payable in annual installments through June 2013, and accrued interest at floating rates, based upon prevailing market conditions.

The Company originally issued $57.5 million of 5.25%, convertible subordinated notes on December 15, 1993. The notes are due December 15, 2003. These notes are convertible at any time prior to maturity, at the option of the holder, into shares of the Company's common stock at a price of $28.4375 per share. These notes are redeemable any time at the option of the Company. Interest is payable semi-annually. The notes are subordinated to all existing and future senior indebtedness of the Company, and are quoted on the Nasdaq National Market. During the quarter ended December 31, 1999, at the request of certain note holders, the Company converted approximately $34 million of its subordinated notes into approximately 1.2 million shares of common stock. Upon the conversion, the Company paid a $1.1 million premium which is equivalent to accrued interest on the converted notes plus 1.6%. Subsequent to December 31, 1999, approximately $7 million of the notes were converted at the request of certain note holders into 0.2 million shares of common stock. The Company set March 2, 2000 as the redemption date for the remaining principal amount outstanding, at the redemption price of 102.0% of the principal amount, together with accrued interest to the redemption date. Note holders have the option until March 2, 2000 to convert the notes into the Company's common stock at a price of $28.4375 per share.

NOTE 8.           SHAREHOLDERS' EQUITY

On February 5, 1998, the Company announced that its Board of Directors authorized the repurchase of up to three million shares of its common stock on the open market. On October 6, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to six million. During the six months ended December 31, 1999, the Company acquired 126,250 shares of common stock for $3.3 million, bringing the total shares repurchased after February 5, 1998 to approximately 2.8 million.

The following table summarizes the changes in shareholders' equity for the six months ended December 31, 1999:

                                                               CAPITAL IN                              TOTAL SHARE-
                                         SHARES                 EXCESS OF    TREASURY     RETAINED       HOLDERS'
(DOLLARS IN THOUSANDS)                   ISSUED      AMOUNT     PAR VALUE      STOCK      EARNINGS        EQUITY
-------------------------------------- ----------- ----------- ------------ ------------ ------------ ---------------
Balance at June 30, 1999               16,629,031   $   1,663    $  95,673   $ (36,066)     $ 23,723     $  84,993
Treasury stock repurchased                                                      (3,321)                     (3,321)
Common stock issued from
 treasury shares for stock option
 and stock purchase plans                                                       16,911        (4,822)       12,089
Conversion of notes                     1,200,693         120       33,506                                  33,626
Net loss                                                                                      (6,967)       (6,967)
                                       ----------- ----------- ------------ ------------ ------------ ---------------
Balance at December 31, 1999           17,829,724   $   1,783   $  129,179   $ (22,476)   $   11,934   $   120,420
                                       =========== =========== ============ ============ ============ ===============

NOTE 9.           SHAREHOLDER RIGHTS

In July 1999, upon the expiration of the Company's current stockholder rights plan, the Board of Directors approved the adoption of a new three-year Stockholder Rights Plan under which all stockholders of record as of July 26, 1999, will receive rights to purchase shares of common stock. The rights will be distributed as a non-taxable dividend and will expire on June 30, 2002. The rights also will be exercisable only if a person or a group acquires 20% or more of the Company's common stock or announces a tender offer for 50% or more of the common stock. In October 1999, the stockholders of the Company approved an amendment to the Company's certificate of incorporation adding a stockholder-friendly "chewable" feature for the Rights Plan. This chewable feature requires the Company to redeem or otherwise make the Rights Plan inapplicable if the Company receives certain types of acquisition proposals and the stockholders vote to require it to do so. Also, the stockholders of the Company approved the use of preferred stock in connection with the Rights Plan instead of common stock.

NOTE 10.          INCOME TAXES

At December 31, 1999, the Company had net deferred tax assets of $22.0 million, after a valuation allowance of $5.7 million. Realization of the majority of the net deferred tax assets is dependent on the Company's ability to generate approximately $55 million of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income and the expected gain from the sale of the EFData, MRC and MDS Divisions. However, there is no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowance.

NOTE 11.          CONTINGENT LIABILITIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 12.          SUBSEQUENT EVENT

In January 2000, the Company's board of directors authorized, subject to stockholder approval, an increase in the Company's authorized common stock from 30 million to 250 million shares. The board also authorized a special meeting of stockholders for the purposes of approving the proposed share increase. The special stockholders' meeting will be held in March 2000. If the stockholders approve the proposed increase in the authorized number of shares, the board intends to implement a 2-for-1 common stock split as soon as practicable by declaring a special common stock dividend of one share of common stock for each outstanding common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS MADE BELOW AND IN THE ADAPTIVE BROADBAND CORPORATION 1999 ANNUAL REPORT TO SHAREHOLDERS CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR MARKETS, THE ABILITY TO BE A LEADER IN OUR MARKETS AND TO ACHIEVE OUR GROWTH OBJECTIVES, THE FUTURE OF NETWORK COMPUTING, TELECOMMUNICATIONS AND BROADCASTING AND OTHER MATTERS, AS WELL AS STATEMENTS ABOUT THE RESULTS OF LITIGATION OR DISPUTES, THE RESULTS OF POST-CLOSING PROCEDURES IN CONNECTION WITH DISCONTINUED OPERATIONS SALE AGREEMENTS, PRODUCT MIX AND INTERNATIONAL OPERATIONS, THE EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS, THE REALIZATION OF CERTAIN TAX ASSETS, ADEQUACY OF FUNDS FOR THE FORESEEABLE FUTURE, EXPECTATIONS FOR FISCAL YEAR 2000 AND BEYOND. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS AND THAT THESE STATEMENTS REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE THEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE THESE STATEMENTS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE EVENTS OR RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE LEVEL OF DEMAND FOR PRODUCTS, COMPETITION, NEW PRODUCT INTRODUCTIONS BY COMPETITORS, MARKET ACCEPTANCE OF OUR NEW PRODUCTS, OUR ABILITY TO PARTICIPATE AND RESPOND TO RAPID TECHNOLOGICAL CHANGE, CHALLENGES IN IMPLEMENTING THE PLAN TO DIVEST OUR LEGACY BUSINESSES, AVAILABILITY OF QUALIFIED PERSONNEL, RISKS RELATED TO INTERNATIONAL SALES, DELAYS IN THE RECEIPT OF ORDERS OR IN THE SHIPMENT OF PRODUCTS, CHANGES IN DEMAND FOR PRODUCTS, COST OVERRUNS, FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS, TIMELY AVAILABILITY OF SUPPLY OF COMPONENTS, DEPENDENCE ON MAJOR ORDERS FROM A SMALL NUMBER OF CUSTOMERS, LIMITATIONS ON OUR ABILITY TO REDUCE INVENTORY AND EXPENSES IF FORECASTS AND EXPECTED DEMAND ARE NOT REALIZED, GENERAL ECONOMIC CONDITIONS, THE IMPACT OF YEAR 2000 AND WHETHER OUR CLAIMS AND DEFENSES IN LITIGATION AND DISPUTES ARE VIEWED AS MERITORIOUS. FOR A MORE DETAILED DISCUSSION OF THESE AND OTHER FACTORS, SEE "INFORMATION REGARDING FORWARD LOOKING STATEMENTS" IN THE OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1999, AND IN OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. THE CONSOLIDATED FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

In January 2000, our board of directors adopted a formal plan to sell our EFData Satellite Products Division (EFData), Microwave Radio Communications Division
(MRC) and Microwave Data Systems Division (MDS). The operating results and financial position of these divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified separately as discontinued operations for all periods presented in the accompanying Condensed Consolidated Financial Statements. See Note 4 - Discontinued Operations, of Notes to Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

OVERVIEW

We are a data networking solutions company that is developing leading-edge technology for the deployment of broadband wireless communications over the Internet. Our AB-Access-TM- fixed wireless broadband system (AB-Access) provides a high-speed means to bridges the "last mile" for business and residential subscribers by replacing or supplementing the traditional telephone company local loop. It offers data transmission at rates up to 25Mbps, which provides the capability for real-time video conferencing, transmission of full streaming video, web surfing, and transmission of data files - all simultaneously and over one connection.

Following the successful field trials of AB-Access technology, we began to ship AB-Access products to customers in the first quarter of fiscal year 2000. As of December 31, 1999, we generated $460 million of contracted five-year demand for the AB-Access product. Contract signings are converted into bookings when the orders received for product will be shipped within 12 months. We have contracted Solectron Corporation of Milpitas, California (Solectron), to manufacture the AB-Access product line and with Science Applications International Corporation (SAIC) of San Diego, California, to provide AB-Access integrated services into next-generation networks for large commercial clients and government applications around the world.

Our continuing operations, which reflect solely the results of our AB-Access business, reported a loss of $6.3 million, or $0.40 per share, for the three months ended December 31, 1999, compared to a loss of $3.0 million, or $0.20 per share for the three months ended December 31, 1998. Excluding a $1.1 million premium on conversion of notes, net loss from continuing operations for the three months ended December 31, 1999 was $5.6 million, or $0.36 per share.

Net loss from continuing operations was $11.1 million, or $0.72 per share, for the six months ended December 31, 1999, compared to $13.1 million, or $0.87 per share for the same period in 1998, including a $8.2 million pre-tax in process research and development charge for the acquisition of Adaptive Broadband Limited (ABL).

REVENUE

For the three and six months ended December 31, 1999, we recorded revenue of $2.2 million and $3.3 million for AB-Access products. Revenue for the second quarter of fiscal year 2000 represents the initial units shipped from Solectron and the revenue level was subjected to AB-Access products available only in limited initial quantities. We have recently completed the process of transferring volume manufacturing to Solectron Corporation and expect revenue to improve in future periods. Solectron currently has the manufacturing capacity to supply the AB-Access product for our current contracted demand.

We generally record bookings into backlog for new orders received if the product will be shipped to the customer within 12 months. During the three and six months ended December 31,1999, we received $19.7 million and $32.2 million in new orders shippable over the next twelve months. AB-Access backlog at December 31, 1999 was $28.9 million.

The frequency band of our current commercial units are designed for the frequency range in the US, thus all bookings and revenue for fiscal year 2000 were domestic. We plan to introduce an AB-Access product for the Multi-channel, Multi-point Distribution Service (MMDS) market which is initially targeted for the US and will be available internationally. Additionally, we plan to introduce a 3.5GHz version of the AB-Access product that is targeted for international markets, primarily in Europe.

GROSS MARGIN

For the three and six months ended December 31, 1999, gross margin was $ (0.2) million and $ (0.5) million. The negative gross margin was due to high manufacturing costs associated with low volume production. We have recently completed the process of transferring volume manufacturing to Solectron Corporation and expect manufacturing capacity utilization to improve.

OPERATING EXPENSES

Research and development expenses for continuing operations were $3.6 million for the three months ended December 31, 1999, compared to $0.8 million for the same period in the prior year. Research and development expenses for continuing operations were $5.7 million for the six months ended December 31, 1999, compared to $1.4 million for the same period in the prior year. The increase in research and development expenses is primarily due to an expansion in our research and development investment for AB-Access including personnel, outside professional consulting expertise, and additional usage of prototype materials for AB-Access. We believe that further development of AB-Access is critical to sustain growth within our current and future target markets, and therefore we will continue to commit substantial resources to product development and engineering in future periods. As a result, we anticipate that research and development expenses will increase in future periods. In addition, we may consider strategic acquisition of additional technologies complimentary to our business.

Sales, marketing and administrative expenses for continuing operations were $5.2 million for the three months ended December 31, 1999, compared to $2.7 million for the same period in the prior year. Sales, marketing and administrative expenses for continuing operations were $9.9 million for the six months ended December 31, 1999, compared to $5.6 million for the same period in the prior year. The increase was primarily due to the expansion in our sales and marketing personnel to support the growing level of bid and proposal activities for the new AB-Access products, increased sales commission associated with generating initial AB-Access revenue and increased promotional and product marketing expenses. We expect to continue to focus our sales, marketing and administrative investments in our high-growth wireless broadband data network markets.

The amortization of intangible assets, which consist of assembled workforce and goodwill, was $75,000 for the three months ended December 31, 1999 and 1998, and $0.1 million for the six months ended December 31, 1999 and 1998. These intangible assets relate to the August 1998 acquisition of ABL.

On August 20, 1998, we acquired ABL, a United Kingdom based company developing high-speed wireless Internet connectivity technology. We accounted for the acquisition under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. We recorded the assets and liabilities assumed based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identifiable intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. In January 2000, we paid $1.3 million as the first portion of the contingent purchase price, which was accounted for as additional goodwill. The remaining contingent portion of the purchase price will include payments up to $3.5 million and will be recorded as goodwill. Our results of operations for the first six months of fiscal year 1999 include ABL's results from August 20, 1998.

In connection with the acquisition of ABL, we allocated a significant portion of the purchase price to purchase in-process research and development. We estimated the fair value of the in-process research and development using the income approach, which discounts expected future after-tax cash flows generated by the purchased in-process research and development to present value, using an appropriate risk-adjusted discount rate and revenue forecasts. The discount rate was derived based on consideration of the weighted average cost of capital as well as other factors, including the useful life of the technology, profitability levels of the technology, the uncertainty of technological advances that were known at the time and the stage of completion of the technology. We believe that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount a third party would pay for the project.

At the date of the acquisition, the in-process research and development project had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to the project was expensed at acquisition.

INTEREST INCOME OR EXPENSE, NET

We reported net interest income of $0.3 million for the three months ended December 31, 1999, compared to $1.1 million net interest expense for the three months ended December 31, 1998. The net interest income in the second quarter of fiscal year 2000 was primarily due to interest earned on higher average cash balances resulting from the sales proceeds of our Government division in April 1999. Additionally, interest expense from the convertible notes was lower due to $34 million of notes converted during the second quarter of fiscal year 2000, as well as our credit facility was paid off during the first quarter of fiscal year 2000.

PREMIUM ON CONVERSION OF NOTES

We originally issued $57.5 million of 5.25%, convertible subordinated notes on December 15, 1993. The notes are due December 15, 2003. Note holders may convert these notes at any time prior to maturity into shares of our common stock at a price of $28.4375 per share, and we have the option to redeem these notes at any time. Interest is payable semi-annually. The notes are subordinated to all of our existing and future senior indebtedness, and are quoted on the Nasdaq National Market. During the quarter ended December 31, 1999, at the request of certain note holders, we converted approximately $34 million of the subordinated notes into approximately 1.2 million shares of common stock. Upon the conversion, we paid a $1.1 million premium which is equivalent to accrued interest on the converted notes plus 1.6%. Subsequent to December 31, 1999, approximately $7.0 million of the notes were converted at the request of certain note holders into 0.2 million shares of common stock.
We have set March 2, 2000 as the redemption date for the remaining principal amount outstanding, at the redemption price of 102.0% of the principal amount, together with accrued interest to the redemption date. Note holders have until March 2, 2000 to exercise the option to convert the notes into our common stock at a price of $28.4375 per share.

PROVISION FOR INCOME TAXES

The income tax benefit from continuing operations was $3.5 million and $6.2 million for the three and six months ended December 31, 1999 compared to $1.7 million and $4.3 million for the three and six months ended December 31, 1998. The effective income tax rate for the three months ended December 31, 1999 and 1998 was consistent at 36%. The effective income tax rate for the six months ended December 31, 1999 was consistent with the 36% rate for the six months ended December 31, 1998, excluding the impact of the partial valuation allowance recorded against future deductions from the amortization of intangible assets acquired in the ABL acquisition.

DISCONTINUED OPERATIONS

In January 2000, our board of director's adopted a formal plan to sell our EFData Satellite Products Division, Microwave Radio Communications Division and Microwave Data Systems Division. The operating results and financial position of these divisions, together with operating results and financial position of the Government Division that was sold in April 1999, have been classified as discontinued operations for all periods presented in the Company's financial statements. Total revenue from EFData, MRC and MDS was $46.9 million and $42.9 million for the three months ended December 31, 1999 and 1998, and $88.7 million and $77.6 million for the six months ended December 31, 1999 and 1998. The income/(loss) from EFData, MRC and MDS, net of income taxes, was $3.2 million and $(1.5) million for the three months ended December 31, 1999 and 1998, and $4.1 million and $(2.4) million for the six months ended December 31, 1999 and 1998. Total revenue from the Government Division was $20.0 million and $39.8 million for the three and six months ended December 31, 1998. Income from the Government Division, net of income taxes, was $0.9 million and $2.0 million for the three and six months ended December 31, 1998.

In April 1999, we completed the sale of the Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Government Division sale price includes up to an additional $5 million cash payment, contingent upon the future performance of the divested business. We have not recognized any benefit for this contingent future payment.

In April 1998, Microwave Networks (MN) was sold to Tadiran Ltd. (Tadiran) for $31.5 million in cash. Final accounting for the Government Division and MN divestitures are subject to completion of the post-closing procedures provided for in the Northrop Grumman and Tadiran agreements. We have accrued for future price adjustments that may occur in the post-closing procedures for both divestitures. At December 31, 1999, the discontinued operations reserves for the Government Division and MN divestitures are $6.6 million and $1.7 million, respectively. We believe that the completion of these procedures will not have a material impact on our financial position, results of operations, or cash flows.

In July 1999, Northrop Grumman filed a lawsuit against us alleging that we failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired the Government Division of the Company in April 1999. No damages have been specified. In September 1999, we filed a cross-complaint against Northrop Grumman seeking to recover in excess of $3.7 million, which represents the amount that we contend Northrop Grumman appropriated from our bank accounts following the acquisition. We believe that we have strong defenses and counterclaims and plan to vigorously defend the lawsuit filed by Northrop Grumman and to pursue our counterclaims. No provisions have been made for expenses that may be incurred to resolve the lawsuit, and we believe final resolution of the Northrop Grumman allegations will not have a material impact on our financial position, results of operations, or cash flows.

In May 1995, our MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified us with respect to the Nokia claims. Tadiran has now taken the position that we are responsible for the Nokia claims, based upon allegations that we failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In January 2000, Adaptive Broadband Corporation and Tadiran settled the Nokia claims for $2 million, and Tadiran and we reserved rights against each other. In May 1999, we began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which now have been liquidated at $2 million. We believe that we have strong claims against Tadiran. No accruals have been recorded for expenses that may be incurred to resolve the dispute, and we believe final resolution of this matter will not have a material impact on our financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, our net working capital was $85.0 million, which includes $30.3 million of cash and cash equivalents, as compared to net working capital of $82.0 million, which includes cash and cash equivalents of $48.9 million, at June 30, 1999.

For the six months ended December 31, 1999, we used $17.6 million of cash for continuing operating activities, primarily due to a loss from operations, an increase in accounts receivable of $2.3 million and a decrease in accounts payables of $1.6 million. For the same period in the prior year, we used $11.8 million of cash for continuing operating activities, primarily due to a loss from operations and an increase of $1.8 million in prepaid expenses and other assets and a decrease of $ 1.5 million in accrued liabilities.

For the six months ended December 31, 1999, we used $9.6 million of cash for investing activities, including an additional $1.0 million investment in AstroTerra Corporation (AstroTerra) bringing our ownership interest to 12%, $1.7 million for capital expenditures and $6.9 million used for discontinued operations. For the same period in the prior year, we used $22.9 million for investing activities, including $10.6 million for the acquisition of ABL, $0.5 million for the initial investment in AstroTerra, $1.5 million for capital expenditures and $10.1 million used for discontinued operations.

During the first half of fiscal year 2000, we acquired 126,250 shares of our common stock for $3.3 million, bringing the total shares repurchased to approximately 2.8 million shares under the board of directors authorized six million share common stock repurchase plan.

Offsetting the common stock repurchases, for the six months ended December 31, 1999, we received $13.0 million from the sale of common stock under our stock option and stock purchase plans. Additionally, we paid $1.1 million for the premium on conversion of notes, which is described in the section titled "Premium on Conversion of Notes" above. For the same period in the prior year, we used $10.4 million for common stock repurchases, received $1.2 million from the sale of common stock under stock option and stock purchase plan, and borrowed $20.5 million on our credit facility.

We believe that our current cash position, funds generated from operations and expected proceeds from the sale of our legacy businesses, will be adequate to meet our requirements for working capital, capital expenditures and debt service for the next 12 months.

YEAR 2000

State of Readiness

We have completed all Year 2000 readiness work and did not experience any problems with Year 2000 date change.

Costs

The total costs of Year 2000 readiness program were not material to our financial condition or results of operation. All costs were charged to expense as incurred, and did not include potential costs related to any customers or other claims or the cost of internal software or hardware replaced in the normal course of business.

Risks / Contingency Plans

We have taken appropriate steps to assess and address the Year 2000 issues and do not believe we have any continued exposure to the Year 2000 date change.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk disclosures set forth in our 1999 Annual Report to Shareholders have not changed significantly.

PART II.   OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In July 1999, Northrop Grumman filed a lawsuit against us alleging that we failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired our Government Division in April 1999. No damages have been specified. In September 1999, we filed a cross-complaint against Northrop Grumman seeking to recover in excess of $3.7 million, which represents the amount that we contend Northrop Grumman appropriated from our bank accounts following the acquisition. We believe that we have strong defenses and counterclaims and plans to vigorously defend the lawsuit filed by Northrop Grumman and pursue its counterclaims. No provisions have been made for expenses that may be incurred to resolve the lawsuit, and we believe final resolution of the Northrop Grumman allegations will not have a material impact on our financial position, results of operations, or cash flows.

In May 1995, our MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and we were indemnified with respect to the Nokia claims. Tadiran has now taken the position that we are responsible for the Nokia claims, based upon allegations that we failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In January 2000, Tadiran and we settled the Nokia claims for $2 million, and Tadiran and we reserved rights against each other. In May 1999, we began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which now have been liquidated at $2 million. We believe that we have strong claims against Tadiran. No accruals have been recorded for expenses that may be incurred to resolve the dispute, and we believe final resolution of this matter will not have a material impact on our financial position, results of operations or cash flows.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27.1  Financial Data Schedule

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ADAPTIVE BROADBAND CORPORATION
                                                                  (Registrant)

February 14, 2000                        BY     /S/  Donna S. Birks
----------------------------                    --------------------------------
Date                                            DONNA S. BIRKS
                                                EXECUTIVE VICE PRESIDENT
                                                CHIEF FINANCIAL OFFICER