Form 10-Q
period 2000-03-31
ADAPTIVE BROADBAND CORP
filed 2000-05-08
CIK 16357

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                               --------------

                                  FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2000
                                --------------

                                     OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______


Commission File Number 0-07428
                       -------

                       ADAPTIVE BROADBAND CORPORATION
           (Exact name of registrant as specified in its charter)


                  Delaware                            94-1668412
        (State or other jurisdiction                (I.R.S. Employer
      of Incorporation or organization)         Identification Number)


                            1143 Borregas Avenue
                         Sunnyvale, California 94089
                  (Address of principal executive offices)
                                 (Zip Code)

                               (408) 732-4000
            (Registrant's telephone number, including area code)

                 (Former name, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X    NO
                                                  -------   -------
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Classes                      Outstanding at April 28, 2000
               -------                      -----------------------------
        Common Stock $.10 Par Value                  37,440,000

================================================================================

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ADAPTIVE BROADBAND CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                  Three Months Ended                      Nine Months Ended
                                                                       March 31,                              March 31,
                                                           ---------------------------------      ----------------------------------
                                                                2000              1999                 2000              1999
                                                           ----------------  ---------------      ----------------  ----------------
Revenue                                                         $    8,304       $        -           $    11,604       $         -
Costs of revenue                                                     8,253                -                12,028                 -
                                                           ----------------  ---------------      ----------------  ----------------
Gross margin                                                            51                -                  (424)                -

Expenses
Research and development                                             5,483            1,610                11,210             3,044
Sales, marketing and administration                                  7,301            3,164                17,176             8,744
Amortization of intangible assets                                      106               75                   255               200
Purchased in-process research and development                            -                -                     -             8,210
                                                           ----------------  ---------------      ----------------  ----------------
     Total expenses                                                 12,890            4,849                28,641            20,198
                                                           ----------------  ---------------      ----------------  ----------------

Operating loss                                                     (12,839)          (4,849)              (29,065)          (20,198)
Interest income (expense), net                                         381           (1,368)                  412            (3,345)
Premium on conversion of notes                                           -                -                (1,093)                -
                                                           ----------------  ---------------      ----------------  ----------------

Loss from continuing operations before income taxes                (12,458)          (6,217)              (29,746)          (23,543)
Benefit from income taxes                                           (4,485)          (2,239)              (10,709)           (6,502)
                                                           ----------------  ---------------      ----------------  ----------------
Loss from continuing operations                                     (7,973)          (3,978)              (19,037)          (17,041)

Discontinued operations
Income (loss) from discontinued operations,
net of income taxes                                                      -           (3,532)                4,097            (3,956)
                                                           ----------------  ---------------      ----------------  ----------------

Net loss                                                        $   (7,973)      $   (7,510)          $   (14,940)      $   (20,997)
                                                           ================  ===============      ================  ================

Basic and diluted earnings (loss) per share
Loss from continuing operations                                 $    (0.23)      $    (0.13)          $     (0.59)      $     (0.57)
Income (loss) from discontinued operations                               -            (0.12)                 0.13             (0.13)
                                                           ----------------  ---------------      ----------------  ----------------
Net Loss                                                        $    (0.23)      $    (0.25)          $     (0.47)      $     (0.70)
                                                           ================  ===============      ================  ================

Weighted average common shares used in computing basic
and diluted earnings (loss) per share                               34,914           29,558                32,082            29,906

                        ADAPTIVE BROADBAND CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                  March 31, 2000              June 30, 1999
                                                                  --------------              -------------
Assets
------
Current assets
      Cash and cash equivalents                                          $ 50,002                $ 48,887
      Accounts receivable, net                                              5,848                       -
      Inventories                                                           9,753                   1,116
      Deferred income taxes                                                26,503                  14,293
      Prepaid expenses and other current assets                             3,967                   2,938
      Net current assets of discontinued operations                        58,113                  42,057
                                                                         --------                --------
            Total current assets                                          154,186                 109,291
                                                                         --------                --------

Property, plant and equipment, net                                          7,437                   3,088
Deferred income taxes                                                           -                   3,805
Intangible assets, net                                                      3,049                   2,054
Other assets                                                                3,613                   3,017
Net long-term assets of discontinued operations                            48,950                  50,078
                                                                         --------                --------
                                                                         $217,235                $171,333
                                                                         ========                ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities
      Accounts payable                                                  $  12,069                $  2,132
      Accrued liabilities                                                  39,388                  25,118
                                                                         --------                --------
            Total current liabilities                                      51,457                  27,250
                                                                         --------                --------

Convertible subordinated notes                                                  -                  57,500
Other long-term liabilities                                                   350                   1,590

Shareholders' equity
      Common stock                                                          3,739                   3,326
      Capital in excess of par value                                      151,450                  94,010
      Treasury stock                                                            -                 (36,066)
      Retained earnings                                                    10,239                  23,723
                                                                         --------                --------
            Total shareholders' equity                                    165,428                  84,993
                                                                         --------                --------
                                                                         $217,235                $171,333
                                                                         ========                ========

                                        ADAPTIVE BROADBAND CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)
                                                 (unaudited)


                                                                                Nine Months Ended
                                                                                    March 31,
                                                                         --------------------------------
                                                                             2000              1999
                                                                         --------------    --------------
    Operating activities:
    Loss from continuing operations                                          $ (19,037)        $ (17,041)
    Adjustments to reconcile to net cash
       used in operating activities:
            Purchased in-process research and development                            -             8,210
            Premium on conversion of notes                                       1,093                 -
            Depreciation and amortization                                          785               341
            Amortization of intangible assets                                      255               199
            Deferred income taxes                                              (10,709)           (6,502)
    Net effect of change in:
            Accounts receivable                                                 (5,848)                -
            Inventories                                                         (8,637)                -
            Prepaid expenses and other current assets                           (1,893)           (1,829)
            Accounts payable                                                     9,937              (345)
            Other accrued liabilities                                           13,030            10,697
                                                                         --------------    --------------
    Net cash used in continuing operations                                     (21,024)           (6,270)
                                                                         --------------    --------------

    Investing activities:
    Capital expenditures                                                        (5,134)           (2,919)
    Acquisitions and investments in businesses                                  (2,750)          (11,111)
    Other                                                                            -               487
                                                                         --------------    --------------
    Net cash used in continuing operations investing activities                 (7,884)          (13,543)
    Net cash used in discontinued operations activities                         (8,527)          (17,057)
                                                                         --------------    --------------
    Net cash used in investing activities                                      (16,411)          (30,600)
                                                                         --------------    --------------

    Financing activities:
    Proceeds from issuance of common stock                                      42,964             2,019
    Proceeds from bank credit facilities                                             -            25,250
    Purchase of treasury stock                                                  (3,321)          (10,391)
    Premium paid on conversion of notes                                         (1,093)                -
                                                                         --------------    --------------
    Net cash provided by financing activities                                   38,550            16,878
                                                                         --------------    --------------

    Net increase (decrease) in cash and cash equivalents                         1,115           (19,992)
    Cash and cash equivalents at beginning of period                            48,887            24,630
                                                                         --------------    --------------
    Cash and cash equivalents at end of period                                $ 50,002           $ 4,638
                                                                         ==============    ==============


    Supplemental cash flow information:
    Cash paid during the period for:
        Interest                                                              $    457           $ 2,232
        Income taxes                                                             1,107                 5
    Noncash transaction:
        During the nine months ended March 31, 2000, the Company converted its entire $57,500 convertible subordinated notes into 4,042,636 shares of common stock.

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

Share amounts and related information have been restated to reflect the Company's common stock-split in the form of a two for one common stock dividend paid on March 30, 2000.

Note 2.  Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the nine months ended March 31, 2000 and March 31, 1999, the Company's comprehensive loss was the same as its net loss.

Note 3.  Segment Reporting

The Company adopted SFAS No. 131 in fiscal year 1998. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and significant customers. The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of broadband wireless communication systems.

Note 4.  Discontinued Operations

In January 2000, the Company's Board of Directors adopted a formal plan to sell its EFData Satellite Products Division (EFData), Microwave Radio Communications Division (MRC) and Microwave Data Systems Division (MDS). These three divisions qualify as segments of business under Accounting Principles Board (APB) 30 as each operates in separate lines of businesses with separate customer classes. The Company's continuing business, the AB-Access Division, does not operate in these lines of businesses and sells to different customers. EFData is a leading provider of satellite communication technology focused on addressing the commercial, industrial and military markets. MRC provides the majority of the US analog and digital point-to-point microwave systems for transporting video signals for television broadcast operations, including electronic news gathering, satellite backhauls, studio-transmitter links and regional networks. MDS supplies data telemetry point-to-multipoint terrestrial radio systems.

The operating results and financial position of the EFData, MRC and MDS divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified as discontinued operations for all periods presented in the Company's financial statements. Total revenue from EFData, MRC and MDS was $42.6 million and $38.6 million for the three months ended March 31, 2000 and 1999, and $131.4 million and $116.1 million for the nine months ended March 31, 2000 and 1999. The loss from EFData, MRC and MDS for the three months ended March 31, 2000, net of income taxes, was $4.5 million, which has been deferred in accordance with discontinued operation accounting and will be recognized against the gain from the discontinued operations sale. The loss is primarily driven by charges related to the early termination of certain compensation plans. The net income
(loss) from EFData, MRC and MDS for the three months ended March 31, 1999, net of income taxes, was $(3.5) million, and $4.1 million and $(6.0) million for the nine months ended March 31, 2000 and 1999. Total revenue from the Government Division was $19.9 million and $59.7 million for the three and nine months ended March 31, 1999. Loss from the Government Division was deferred for the three months ended March 31, 1999. Net income from the Government Division was $2.0 million for the nine months ended March 31, 1999.

In April 1999, the Company completed the sale of its Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Government Division sale price includes up to an additional $5 million cash payment, contingent upon the future performance of the divested business. The Company has not recognized any benefit from this contingent future payment. Final accounting for the Government Division is subject to completion of the post-closing procedures provided for in the Northrop Grumman agreement. The Company has accrued for future price adjustments that may occur in the post-closing procedures for the Government Division divestiture. At March 31, 2000, the discontinued operations reserves for the Government Division divestiture was $6.5 million. The Company believes that the completion of these procedures will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran had subsequently taken the position that the Company was responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In January 2000, the Company and Tadiran settled the Nokia claims for $2 million and reserved rights against each other. In May 1999, the Company began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which later had been liquidated at $2 million. In April 2000, the Company and Tadiran settled all of their claims against each other. The Nokia and Tadiran settlements had no impact on the Company's financial position, results of operations or cash flows.

Note 5.  Inventories

Inventories are valued at cost and consist entirely of work-in-process and finished goods.

Note 6.   Intangible Assets of Acquired Business

For acquisitions accounted for under the purchase method, the excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets based on fair value. The carrying value of the intangible assets are reviewed if the facts and circumstances suggest that the asset may be impaired. If this review indicates that the intangible assets are not recoverable, the carrying value is reduced appropriately. The following table summarizes net intangible assets of acquired business:


                                          Amortization
(Dollars in thousands)                       Period             March 31, 2000           June 30, 1999
---------------------                     ------------          --------------           -------------
Goodwill                                    10 years                 $3,138                    $1,888
Assembled workforce                          4 years                    440                       440
Accumulated amortization                                               (529)                     (274)
                                                                     ------                    ------
                                                                     $3,049                    $2,054
                                                                     ======                    ======

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

Note 7.   Borrowing Arrangements

In March 2000, the Company entered into a secured revolving credit facility with available credit of $25 million that expires in March 2003. The annual commitment fee on the unused portion of the facility and the interest rate for borrowings vary based upon the Company's ratio of funded debt to earnings before interest, amortization and taxes, with the maximum commitment fee set at 0.25% and the maximum borrowing rate set at the bank's rate plus 0.5%. The maximum borrowing rate was 9.5% at March 31, 2000. The net borrowing capacity under the Company's credit facility was $25 million as of March 31, 2000.

During the first quarter of fiscal year 2000, the Company paid off the $1.6 million outstanding balance of its industrial development bonds. The industrial development bonds were payable in annual installments through June 2013, and accrued interest at floating rates, based upon prevailing market conditions.

The Company originally issued $57.5 million of 5.25%, convertible subordinated notes on December 15, 1993. The notes were due December 15, 2003. These notes were convertible at any time prior to maturity, at the option of the holder, into shares of the Company's common stock at a price of $14.2188 per share. These notes were redeemable any time at the option of the Company and interest was payable semi-annually. The notes were subordinated to all existing and future senior indebtedness of the Company and were quoted on the Nasdaq National Market. During the quarter ended December 31, 1999, at the request of certain note holders, the Company converted $34.1 million of its subordinated notes into approximately 2.4 million shares of common stock. Upon the conversion, the Company paid a $1.1 million premium which is equivalent to accrued interest on the converted notes plus 1.6%. During the quarter ended March 31, 2000, the Company called the conversion of the remaining notes. As a result, the remaining principal amount of $23.4 million of its subordinated notes was converted into 1.6 million shares of common stock.

Note 8.   Shareholders' Equity

On February 5, 1998, the Company announced that its Board of Directors authorized the repurchase of up to six million shares of its common stock on the open market. On October 6, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to twelve million. During the nine months ended March 31, 2000, the Company acquired 252,500 shares of common stock for $3.3 million, bringing the total shares repurchased after February 5, 1998 to approximately 5.6 million.

In addition, on March 13, 2000, the Company's shareholders approved an increase in the authorized number of common shares from 30 million to 250 million shares. These additional shares may be used in the future, for example, to: declare stock-splits, raise additional capital, provide equity incentives to employees, officers or directors, establish strategic relationships with other companies and expand the company's business or product lines through the acquisition of other businesses or products.

The following table summarizes the changes in shareholders' equity for the nine months ended March 31, 2000, adjusted for the stock split on March 30, 2000:


                                                        Capital
                                 Common                in excess                                 Total share-
                                 shares                 of par                         Retained    holders'
(Dollars in thousands)           issued      Amount     value        Treasury stock    earnings     equity
-----------------------------------------------------------------------------------------------------------
Balance at June 30, 1999        33,258,062     $3,326   $ 94,010        $(36,066)   $ 23,723       $ 84,993
Treasury stock repurchased                                                (3,321)                    (3,321)
Common stock issued from
 treasury and common shares
 for stock option and stock
 purchase plans                     85,428          9      1,189          39,387       1,456         42,041
Conversion of notes              4,042,636        404     56,251                                     56,655
Net loss                                                                             (14,940)       (14,940)
                            -------------------------------------------------------------------------------
Balance at March 31, 2000       37,386,126     $3,739   $151,450        $      0    $ 10,239       $165,428
                            ===============================================================================

Note 9.   Shareholder Rights

          In July 1999, upon the expiration of the Company's previous stockholder rights plan, the Board of Directors approved the adoption of a new three-year Stockholder Rights Plan under which all stockholders of record as of July

26, 1999, will receive rights to purchase shares of common stock. The rights will be distributed as a non-taxable dividend and will expire on June 30, 2002. The rights also will be exercisable only if a person or a group acquires 20% or more of the Company's common stock or announces a tender offer for 50% or more of the common stock. In October 1999, the stockholders of the Company approved an amendment to the Company's certificate of incorporation adding a stockholder-friendly "chewable" feature for the Rights Plan. This chewable feature requires the Company to redeem or otherwise make the Rights Plan inapplicable if the Company receives certain types of acquisition proposals and the stockholders vote to require it to do so. Also, the stockholders of the Company approved the use of preferred stock in connection with the Rights Plan instead of common stock.

Note 10.  Income Taxes

At March 31, 2000, the Company had net deferred tax assets of $26.5 million, after a valuation allowance of $5.7 million. Realization of the majority of the net deferred tax assets is dependent on the Company's ability to generate approximately $66 million of future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income and the expected gain from the sale of the EFData, MRC and MDS Divisions. However, there is no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowance.

Note 11.  Contingent Liabilities

The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 12.  Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending June 30, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not invest in derivative instruments and engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101.
SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101. The Company believes their current practices comply with SAB 101; however, should the Company determine that a change in accounting policy is necessary, such a change will be made after July 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements for prior periods would not be restated.

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

In order to focus on the high-growth wireless broadband access market, in January 2000, our Board of Directors adopted a formal plan to sell our EFData Satellite Products Division (EFData), Microwave Radio Communications Division
(MRC), and Microwave Data Systems Division (MDS). The operating results and financial position of these divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified separately as discontinued operations for all periods presented in the accompanying Condensed Consolidated Financial Statements. See Note 4 - Discontinued Operations, of Notes to Condensed Consolidated Financial Statements for further discussion.

Share amounts and related information have been restated to reflect our stock-split in the form of a two for one common stock dividend paid on March 30, 2000.

RESULTS OF OPERATIONS

Overview

We are a data networking solutions company that is developing leading-edge technology for the deployment of broadband wireless communications over the Internet. Our AB-AccessTM fixed wireless broadband system (AB-Access) provides a high-speed means to bridge the "last mile" for business and residential subscribers by replacing or supplementing the traditional telephone company local loop. It offers data transmission at rates up to 25 Mbps, which provides the capability for real-time video conferencing, transmission of full streaming video, web surfing, and transmission of data files - all simultaneously and over one connection. Product bandwidth is planned to expand to 100 Mbps.

Following the successful field trials of AB-Access technology, we began to ship AB-Access products to customers in the first quarter of fiscal year 2000. As of March 31, 2000, we have generated over $1.2 billion of contracted five-year demand for the AB-Access product. Contract signings are converted into bookings when the orders received for product will be shipped within 12 months.
Solectron Corporation of Milpitas, California (Solectron), has been contracted to manufacture the AB-Access product line with the goal of lowering per unit product costs as a result of manufacturing economies of scale.

Our continuing operations, which reflect solely the results of our AB-Access business, reported a loss of $6.6 million, or $0.19 per share, for the three months ended March 31, 2000, excluding $2.2 million of pre-tax nonrecurring charges relating to the realignment of our resources driven by the divestitures of the discontinued operations. Including the non-recurring charges, the total loss from continuing operations was $8.0 million, or $0.23 per share, compared to a loss from continuing operations of $4.0 million, or $0.13 per share for the three months ended March 31, 1999. The loss is primarily driven by the continuing investment in research and development for the AB-Access technology and in market introduction expenses.

Net loss from continuing operations was $19.0 million, or $0.59 per share, for the nine months ended March 31, 2000, including the $2.2 million nonrecurring charges and a $1.1 million premium on conversion of notes, compared to $17.0 million, or $0.57 per share for the same period in 1999, including an $8.2 million pre-tax in process research and development charge related to the acquisition of Adaptive Broadband Limited (ABL).

Revenue

For the three and nine months ended March 31, 2000, we recorded revenue from continuing operations of $8.3 million and $11.6 million. Revenue for the third quarter of fiscal year 2000 increased 278% from the second quarter of the same fiscal year mainly due to increased market demand and manufacturing volume. AB-Access commenced shipping during the first quarter of fiscal year 2000 ended September 30, 1999, and as such reported no revenue for comparison purposes during the third quarter of last year. Revenue for the first three quarters of fiscal year 2000 represents the initial units shipped from Solectron Corporation and the revenue level was subjected to AB-Access products available only in limited initial quantities. We have recently completed the process of transferring volume manufacturing to Solectron and expect revenue to improve in future periods. Solectron currently has the manufacturing capacity to supply the AB-Access product for our current contracted demand.

We generally record bookings into backlog for new orders received if the product will be shipped to the customer within 12 months. During the three and nine months ended March 31, 2000, we received $27.3 million and $59.6 million in new orders shippable over the next twelve months. AB-Access backlog at March 31, 2000 was $47.9 million.

The frequency band of our current commercial units are designed predominately for the frequency range in the US, thus most of bookings and revenue for fiscal 2000 were domestic. We plan to introduce an AB-Access product for the Multi-channel, Multi-point Distribution (MMDS) market, which is initially targeted for the US and will be available internationally. Additionally, we plan to introduce a 3.5Ghz version of AB-Access product that is targeted for international markets, primarily in Europe.

Gross Margin

For the three and nine months ended March 31, 2000, gross margin was $ 0.1 million and $ (0.4) million. The gross margin for the quarter ended March 31, 2000 improved to above break-even from $(0.2) million for the second quarter of fiscal year 2000. The improvement was due to increased volume in product shipments and better manufacturing capacity utilization as the process of transferring volume manufacturing to Solectron was completed. We expect gross margin to continue to improve in future periods as greater production volume is achieved, and as we complete the transition to manufacturing lower-cost ASIC (Application Specific Integrated Circuit) based products and begin the volume shipping of ASICs in the first quarter of fiscal year 2001.

Operating Expenses

Research and development expenses for continuing operations were $5.5 million for the three months ended March 31, 2000, compared to $1.6 million for the same period in the prior year. Research and development expenses for continuing operations were $11.2 million for the nine months ended March 31, 2000, compared to $3.0 million for the same period in the prior year. The continued increase in research and development expenses is primarily due to an expansion in our research and development investment for AB-Access including the expansion of personnel, outside professional consulting expertise, and additional usage of prototype materials for AB-Access. We believe that further development of AB-Access is critical to sustain growth within our current and future target markets, and therefore we will continue to commit substantial resources to product development and engineering in future periods. As a result, we expect research and development expenses to continue to increase in future periods. In addition, we may consider strategic acquisitions of additional technologies complementary to our business.

Sales, marketing and administrative expenses for continuing operations were $7.3 million for the three months ended March 31, 2000, compared to $3.2 million for the same period in the prior year. Sales, marketing and administrative expenses for continuing operations were $17.2 million for the nine months ended March 31, 2000, compared to $8.7 million for the same period in the prior year. Included in the third quarter of fiscal year 2000 are non-recurring charges of $2.2 million that related to the realignment of resources driven by the divestitures of the discontinued operations. The non-recurring charges included changes in certain compensation plans that were necessary based upon a significantly reduced employee base as we divest the three legacy businesses and to insure that we had adequate retention through the transition. The charges also include relocation and recruiting costs for certain employees that were necessary due to the expected transfer of facilities during the divestiture process. In addition to the nonrecurring charges, the increase for fiscal year 2000 was primarily due to the expansion in our sales and marketing personnel to support the growing level of bid and proposal activities for the new AB-Access products, increased sales commission associated with generating AB-Access revenue, and increased promotional and product marketing expenses. We expect to continue to focus our sales, marketing and administrative investments in our high-growth wireless broadband data network markets.

The amortization of intangible assets, which consist of assembled workforce and goodwill, was $0.1 million and $0.1 million for the three months ended March 31, 2000 and 1999, and $0.3 million and $0.2 million for the nine months ended March 31, 2000 and 1999. These intangible assets relate to the August 1998 acquisition of ABL and the additional purchase price paid in January 2000 for ABL recorded as goodwill, which resulted in the increase of amortization expense for the quarter ended March 31, 2000.

On August 20, 1998, we acquired ABL, a United Kingdom based company developing high-speed wireless Internet connectivity technology. We accounted for the acquisition under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. We recorded the assets and liabilities assumed based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identifiable intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. In January 2000, we paid $1.3 million as the first portion of the contingent purchase price, which was accounted for as additional goodwill. The remaining contingent portion of the purchase price will include payments up to $3.5 million and will be recorded as goodwill. Our results of operations for the first nine months of fiscal year 1999 include ABL's results from August 20, 1998.

In connection with the acquisition of ABL, we allocated a significant portion of the purchase price to purchase in-process research and development. We estimated the fair value of the in-process research and development using the income approach, which discounts expected future after-tax cash flows generated by the purchased in-process research and development to present value, using an appropriate risk-adjusted discount rate and revenue forecasts. The discount rate was derived based on consideration of the weighted average cost of capital as well as other factors, including the useful life of the technology, profitability levels of the technology, the uncertainty of technological advances that were known at the time, and the stage of completion of the technology. We believe that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount a third party would have paid for the project.

At the date of the acquisition, the in-process research and development project had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to the project was expensed at acquisition.

Interest Income or Expense, Net

We reported net interest income of $0.4 million for the three months ended March 31, 2000, compared to $1.4 million net interest expense for the three months ended March 31, 1999. The net interest income in the third quarter of fiscal year 2000 was primarily due to interest earned on higher average cash balances resulting from the sales proceeds of our Government division in April 1999 and proceeds from the issuance of common stock under our employee stock plans during fiscal year 2000. Additionally, interest expense was lowered due to the conversion of our $57.5 million 5.25% subordinated notes during fiscal year 2000, as well as our pay off of our credit facility during the first quarter of fiscal year 2000.

Premium on Conversion of Notes

We originally issued $57.5 million of 5.25% convertible subordinated notes on December 15, 1993. The notes were due December 15, 2003. Note holders could convert these notes at any time prior to maturity into shares of our common stock at a price of $14.2188 per share, and we had the option to redeem these notes at any time. Interest was payable semi-annually. The notes were subordinated to all of our existing and future senior indebtedness, and were quoted on the Nasdaq National Market. During the quarter ended December 31, 1999, at the request of certain note holders, we converted $34.1 million of the subordinated notes into approximately 2.4 million shares of common stock. Upon the conversion, we paid a $1.1 million premium which was equivalent to accrued interest on the converted notes plus 1.6%. During the quarter ended March 31, 2000, we called the conversion of the remaining notes. As a result, the remaining principal amount of $23.4 million of our subordinated notes was converted into 1.6 million shares of common stock.

Provision for Income Taxes

The income tax benefit from continuing operations was $4.5 million and $2.2 million for the three months ended March 31, 2000 and 1999, compared to $10.7 million and $6.5 million for the nine months ended March 31, 2000 and 1999. The effective income tax rate for the three months ended March 31, 2000 and 1999 was consistent at 36%. The effective income tax rate for the nine months ended March 31, 2000 was consistent with the 36% rate for the nine months ended March 31, 1999, excluding the impact of the partial valuation allowance recorded against future deductions from the amortization of intangible assets acquired in the ABL acquisition.

Discontinued Operations

In order to focus on the high-growth wireless broadband access market, in January 2000, our Board of Directors adopted a formal plan to sell our EFData Satellite Products Division, Microwave Radio Communications Division and Microwave Data Systems Division. The operating results and financial position of these divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified as discontinued operations for all periods presented in our financial statements. Total revenue from EFData, MRC and MDS was $42.6 million and $38.6 million for the three months ended March 31, 2000 and 1999, and $131.4 million and $116.1 million for the nine months ended March 31, 2000 and 1999. The loss from EFData, MRC and MDS for the three months ended March 31, 2000, net of income taxes, was $4.5 million, which was deferred in accordance with discontinued operation accounting and will be recognized against the gain from the discontinued operations sale. The loss is primarily driven by charges related to the early termination of certain compensation plans. The net income (loss) from EFData, MRC and MDS for the three months ended March 31, 1999, net of income taxes, was $(3.5) million, and $4.1 million and $(6.0) million for the nine months ended March 31, 2000 and 1999. Total revenue from the Government Division was $19.9 million and $59.7 million for the three and nine months ended March 31, 1999. Loss from the Government Division was deferred for the three months ended March 31, 1999. Net income from the Government Division was $2.0 million for the nine months ended March 31, 1999. We are in active negotiations with potential buyers for the three businesses and expect the sales of all three businesses to be completed in June 2000.

In April 1999, we completed the sale of the Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Government Division sale price includes up to an additional $5 million cash payment, contingent upon the future performance of the divested business. We have not recognized any benefit from this contingent future payment. Final accounting for the Government Division is subject to completion of the post-closing procedures provided for in the Northrop Grumman agreement. We have accrued for future price adjustments that may occur in the post-closing procedures for the Government Division divestiture. At March 31, 2000, the discontinued operations reserve for the Government Division was $6.5 million. We believe that the completion of these procedures will not have a material impact on our financial position, results of operations, or cash flows.

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

In May 1995, our MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified us with respect to the Nokia claims. Tadiran had subsequently taken the position that we were responsible for the Nokia claims, based upon allegations that we failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In January 2000, Adaptive Broadband Corporation and Tadiran settled the Nokia claims for $2 million, and Tadiran and we reserved rights against each other. In May 1999, we began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which later had been liquidated at $2 million. In April 2000, we and

Tadiran settled all claims against each other. The Nokia and Tadiran settlements had no impact on our financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, our net working capital was $102.7 million, which includes $50.0 million of cash and cash equivalents, as compared to net working capital of $82.0 million, which includes cash and cash equivalents of $48.9 million, at June 30, 1999.

For the nine months ended March 31, 2000, we used $21.0 million of cash for continuing operating activities, primarily due to a loss from operations, and change in net working capital to support the growth of the AB-Access product introduction. For the same period in the prior year, we used $6.3 million of cash for continuing operating activities, primarily due to a loss from operations, an increase of $1.8 million in prepaid expenses and other assets, offset by an increase of $ 10.7 million in accrued liabilities.

For the nine months ended March 31, 2000, we used $16.4 million of cash for investing activities, including an additional $1.0 million investment in AstroTerra Corporation (AstroTerra) which brings our ownership interest to 12%, $1.3 million for the first portion of the contingent purchase price for ABL, $0.5 million for an investment in Cambridge Broadband Laboratories, $5.1 million for capital expenditures, and $8.5 million used in discontinued operations. For the same period in the prior year, we used $30.6 million for investing activities, including $10.6 million for the acquisition of ABL, $0.5 million for the initial investment in AstroTerra, $2.9 million for capital expenditures, and $17.1 million for discontinued operations.

During the first three quarters of fiscal year 2000, we acquired 252,500 shares of our common stock for $3.3 million, bringing the total shares repurchased to approximately 5.6 million shares under the Board of Directors authorized twelve million share common stock repurchase plan.

Offsetting the common stock repurchases, for the nine months ended March 31, 2000, we received $43.0 million from the sale of common stock under our stock option and stock purchase plans. Additionally, we paid $1.1 million for the premium on conversion of notes, which is described in the section titled "Premium on Conversion of Notes" above. For the same period in the prior year, we used $10.4 million for common stock repurchases, received $2.0 million from the sale of common stock under stock option and stock purchase plans, and borrowed $25.3 million on our credit facility.

In March 2000, we entered into a secured revolving credit facility with available credit of $25 million that expires in March 2003. The annual commitment fee on the unused portion of the facility and the interest rate for borrowings vary based upon our ratio of funded debt to earnings before interest, amortization and taxes, with the maximum commitment fee set at 0.25% and the maximum borrowing rate set at the bank's rate plus 0.5%. The maximum borrowing rate was 9.5% at March 31, 2000. The net borrowing capacity under the credit facility was $25 million as of March 31, 2000.

We believe that our current cash position, funds generated from operations, available credit facility and expected proceeds from the sale of EFData, MRC, and MDS, will be adequate to meet our requirements for working capital, capital expenditures and debt service for the next 12 months.

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

In May 1995, our MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and we were indemnified with respect to the Nokia claims. Tadiran had subsequently taken the position that we were responsible for the Nokia claims, based upon allegations that we failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In January 2000, Tadiran and we settled the Nokia claims for $2 million, and Tadiran and we reserved rights against each other. In May 1999, we began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which later had been liquidated at $2 million. In April 2000, we and Tadiran settled all claims against each other. The Nokia and Tadiran settlements had no impact on our financial position, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

At the special meeting of Shareholders of the registrant held on March 13, 2000, the shareholders:

1. Approved an increase in the Company's authorized common shares from 30 million to 250 million.

For                     Against         Abstain         Non-Vote
---                     -------         -------         --------
9,096,805             6,684,613          16,203            5,283

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 27.1 Financial Data Schedule

Exhibit 99.1 Restated Condensed Consolidated Financial Statements of Operations for the four quarters and for the fiscal year ended June 30, 1998(to reflect the operations of EFData, MRC and MDS and Government Division in discontinued operations)

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on March 2, 2000, relating to adoption of a rights plan.



                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADAPTIVE BROADBAND CORPORATION
                                     (Registrant)


May 8, 2000                          BY  /s/  Donna S. Birks
-----------                              -------------------
Date                                     Donna S. Birks
                                         Executive Vice President
                                         Chief Financial Officer