Form 10-K
period 2000-06-30
ADAPTIVE BROADBAND CORP
filed 2000-08-29
CIK 16357

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD               to
                          -------------    -------------


                         COMMISSION FILE NUMBER 0-07428

                         ADAPTIVE BROADBAND CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          -----------------------------

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

                          COMMON STOCK, $.10 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              --    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,209,990,000 as of July 31, 2000, excluding 4,008,000 shares outstanding at July 31, 2000 of the registrant's common stock held by directors, executive officers and holders of more than 10% of the registrant's common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

     Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: On July 31, 2000, there were 37,561,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the registrant's 2000 Annual Meeting of Shareholders. (Part III of Form 10-K)

ITEM 1.  BUSINESS

GENERAL
     Adaptive Broadband Corporation (the "Company") is a supplier of data communications transmission equipment for the deployment of broadband wireless communication over the Internet. Providing high-capacity, last-mile point-to-multipoint data links spanning the frequency range of 2 to 42 GHz with current products in the MMDS, 3.5 GHZ (WLL), U-NII (5 GHz license-free) and LMDS frequencies, our AB-Access product platform is being deployed by carriers such as Internet Service Providers and Competitive Local Exchange Carriers, as well as traditional telecommunications providers.

     During the past three years, we began to shift our market and product focus to concentrate on wireless broadband transmission equipment, which led to the process of divesting all our legacy satellite and terrestrial microwave product businesses. Effective April 29, 1999, we changed our corporate name to Adaptive Broadband Corporation from California Microwave, Inc. Our stock symbol of ADAP was listed on the NASDAQ National Market trading system on April 29, 1999.

     In June 1997, we announced our plans to divest the Microwave Networks Division ("MN") and Satellite Transmission Systems Division ("STS"). The sale of STS to L-3 Communications Corporation in exchange for $27.0 million in cash was completed on February 5, 1998, and the sale of MN to Tadiran, Ltd. in exchange for $31.5 million in cash was completed on April 21, 1998. In May 1998, we sold the Services Division to Telscape International, Inc. for $8.2 million in cash. In April 1999, we sold our Government Division to Northrop Grumman Corporation for $93 million in cash. Adaptive Broadband received approximately $160 million in proceeds through the divestiture of these businesses. Subsequently, we have used a portion of the proceeds to invest in development of new products through acquisition and internal development; eliminated all short-term debt and continued our share repurchase program initiated in February 1998. See "Risk Factor--Post-Closing Procedures and Litigation Related to Discontinued Operations."

     On August 20, 1998, we acquired, for $10.6 million in cash, Adaptive Broadband Limited ("ABL"), a United Kingdom-based company developing high-speed wireless Internet connectivity technology. This technology is the basis for the AB-Access product line.

     On February 5, 1998, we announced our intention to purchase, in the open market, up to 6 million shares of our common stock. On October 6, 1998, we announced an increase in the number of shares authorized for repurchase to 12 million. At June 30, 2000, approximately 5.6 million shares of common stock had been repurchased since the commencement of the repurchase program. We are not currently repurchasing on an active basis.

     In July 2000, we completed the sale of our EFData Satellite Products Division (EFData), Microwave Data Systems Division (MDS) and Microwave Radio Communications Division (MRC). EF Data was sold to Comtech Telecommunications Corp. for $61.5 million in cash , MDS to Moseley Associates Incorporated for $38.6 million in cash and MRC was sold to Vislink plc for $19.3 million in cash. We expect to retain substantially all of the cash from the collective transactions due to income tax provisions to be applied against the combined sales.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS



RISK FACTORS

     Statements of the company in this Annual Report on Form 10-K that are not historical facts, including statements about management's expectations for fiscal year 2000 and beyond, market demand for products, product development plans, competitive pressures and the regulatory environment are forward-looking statements that involve certain risks and uncertainties. Words such as "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We assume no obligation to update any forward-looking statement. Factors that could cause our actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:


FLUCTUATIONS IN QUARTERLY RESULTS

     We have experienced and will in the future experience significant fluctuations in sales and operating results from quarter to quarter. Factors that could cause our sales and operating results to vary significantly from period to period include: mix of systems and products sold; timing of significant orders and deliveries of new and existing systems and products; receipt of documents to support export shipments, such as export licenses, import documentation and letters of credit; fluctuating market demand; price competition; new product introductions by us or by our competitors; fluctuations in foreign currency exchange rates; disruptions in delivery of products manufactured by subcontractors or of components or subsystems provided by third-party suppliers; seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months; the relatively long sales cycles for our products; changes in timing and amount of sales incentive compensation; political instability; regulatory developments; conditions affecting the telecommunications industry generally or general economic conditions; acquisitions and other factors described in this section.

          Our future revenues in any period are likely to be derived from a smaller number of transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on our quarterly revenues and results of operations than historically.

          Due to the relatively fixed nature of many of our costs, including personnel and facilities costs, and because operating expenses are based on anticipated revenue, a decline in revenue, failure to achieve expected revenue in any fiscal quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter. Under our manufacturing agreement for our AB-AccessTM product, if we fail to purchase projected quantities of the manufactured products, the agreement provides for an increase in the per-unit purchase price. Accordingly, lower-than-anticipated demand could adversely affect our margins for that product.

     To prepare for the future, we must continue to invest resources heavily in the development of high-speed wireless broadband products and technologies, the evaluation of these products, plant, equipment, inventory, personnel and other items required to efficiently produce these new products and to provide necessary marketing and administrative service and support. As a result, in addition to our fixed costs, our expenses will be increased by costs associated with the initial development and production of new products. In the event of a shortfall in revenues, these factors could have a material adverse effect on our business, results of operations and financial condition. We believe, therefore, that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

     For all the foregoing factors, as well as other unanticipated factors, it is possible that in future quarters our results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business, the price of our Common Stock will likely be materially adversely affected.

MANAGEMENT OF CHANGING BUSINESS OPERATIONS

     Our strategy is to develop and provide telecommunications transmission equipment for high-speed wireless telecommunications networks. As part of this strategy, we have, in the last three years, sold seven of our non-strategic businesses and acquired Adaptive Broadband Limited, a developer of high-speed wireless Internet connectivity technology based in the United Kingdom. Implementation of our new strategy, particularly in a rapidly evolving market, will require effective planning and management, as well as significant additional expenses and financial and operational resources. To date, our revenues from sales of these new products have been small and there can be no assurance that we will be able to generate substantial revenues and profits from these new products or otherwise successfully enter this new market. Failure to develop and introduce enhanced new products in a cost-effective and timely manner or to achieve market acceptance of these products would have a material adverse effect on our business, results of operations and financial condition.

EFFECTIVE MANAGEMENT OF GROWTH

     We intend to rapidly expand the number of personnel in the areas of marketing, sales, customer support and product development in order to address potential growth in our customer base and market opportunities. If we are unable to manage this anticipated growth effectively, we may not be able to take advantage of market opportunities, develop or enhance our products or technical capabilities, execute our business strategy or otherwise respond to competitive pressures or unanticipated requirements. To effectively manage the anticipated growth of our operations, we believe we must both enhance our operational, financial and management information controls, reporting systems and procedures and effectively manage multiple relationships with our customers, suppliers and other third parties. If we are unable to effectively manage the anticipated growth, our business, results of operations, and financial condition could be materially adversely effected.

LENGTHY SALES CYCLE

     A customer's decision to purchase our products typically involves a significant technical evaluation, demonstrations, field trials, and formal internal procedures associated with large capital expenditure approvals. For these and other reasons, the sales cycle associated with our products can be lengthy and subject to a number of significant risks over which we have little or no control. Because of the lengthy sales cycle and the potential for more reliance on a relatively small number and large size of customers' orders, if revenues forecast from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could be materially adversely affected.

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

     We expect that we will become more dependent upon a relatively limited number of customers for a substantial portion of our revenues in future periods. In the past 18 months, as part of our strategy to shift our market and product focus, we divested our legacy satellite, microwave broadcast and terrestrial microwave products. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could materially adversely affect our business, results of operations and financial condition.

RAPID TECHNOLOGICAL CHANGE

     The market for telecommunications products and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. The company's future success will depend in part on our ability to anticipate and respond to these changes by enhancing our existing products and services and by developing and introducing on a timely and cost-effective basis, new products, features and services that address the needs of its customer base. There can be no assurance that we will be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands.

DEPENDENCE ON RAPIDLY EVOLVING TELECOMMUNICATIONS AND INTERNET INDUSTRIES

     Our future success is dependent upon the continued growth of the data communications industry, particularly with regard to the Internet. The global data communications and Internet industries are evolving rapidly, and it is difficult to predict potential growth rates or future trends in technology development. There can be no assurance that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to the company or its business strategies. In addition, there can be no assurance that the growth in demand for Internet services and the resulting need for high speed or enhanced data communications products will continue at its current rate or at all.

DEPENDENCE ON PRODUCT ACCEPTANCE

        Since we have divested our legacy satellite, microwave broadcast and terrestrial microwave products in order to concentrate our business prospects on wireless broadband transmission equipment, our future success will be substantially dependent on whether high-speed wireless telecommunications products gain market acceptance as a means to provide telecommunications voice and data service. Because these markets are relatively new, it is difficult to predict which market segments will develop or expand. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. In the event that service providers adopt technologies other than the high-speed and other wireless technologies that we offer, we may not be able to sustain or expand our business

        Service providers continually evaluate alternative technologies, including wire-based technologies such as digital subscriber line, cable modem, optical fiber cable and high-speed wires leased from the traditional service providers in a given locale, as well as different wireless technologies. For the fiscal year ended June 30, 2000, our legacy business accounted for 86% of our revenues while wireless broadband transmission equipment accounted for 14% of our revenues. Because we will no longer have revenues from satellite, microwave broadcast and terrestrial microwave products, the failure of service providers to accept our wireless broadband transmission products would have a material adverse effect on our business, results of operation and financial condition.

DEPENDENCE ON THIRD-PARTY MANUFACTURERS

        We rely on independent manufacturers to provide full turnkey manufacturing of our AB-Access product. We currently have qualified only one manufacturer for our AB-Access product. We have a supply agreement with this third-party manufacturer to manufacture the AB-Access product for an initial term of two years, with rolling one-year renewals unless one party disagrees. In the event, however, that this subcontractor were to experience financial, operational, production or quality assurance difficulties or allocate production resources to others in lieu of the company or experience a catastrophic event that resulted in a reduction or interruption in manufacturing services to the company, our business, results of operations and financial condition would be materially adversely affected. There can be no assurance that manufacturing services from alternative sources will be able to meet our future requirements or that existing or alternative sources will continue to be available to us at favorable prices.

DEPENDENCE ON COMPONENT AVAILABILITY, SUBCONTRACTOR PERFORMANCE AND KEY
SUPPLIERS

        Timely delivery of our products is dependent upon the availability of quality components and subsystems used by us in our products. We obtain certain components and subsystems from a single, or a limited number of sources. We operate without a substantial inventory of components and subsystems, but believe that most components and subsystems are available from existing or alternative suppliers and subcontractors.

        We do not have any long-term supply agreements with these vendors to ensure uninterrupted supply of these components. Inability to develop alternative sources for these components or to obtain sufficient quantities of components could result in delays or reductions in product shipments. In the event of a reduction or interruption in the supply of a key component, a significant amount of time could be required to qualify alternative suppliers and receive an adequate flow of replacement components. Reconfiguration of our products to adapt to new components may also be required and could entail substantial time and expense. In either event, our business, results of operations and financial condition would be materially adversely affected. In addition, the process of manufacturing certain of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect cost and timely delivery of our products.

INTERNATIONAL SALES

        For our continuing operations, international sales represented 15% of total sales for fiscal year 2000. We expect that international sales will grow to account for a significant proportion of future revenues. These sales expose us to certain risks, including the difficulty and expense of staffing and maintaining foreign sales offices and distribution channels, fluctuations in foreign currency exchange rates, political instability, availability of suitable export financing, export/import license requirements and other U.S. and foreign regulations that may apply to the export of our products, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. If the risks listed above materialize to a significant extent, our business, results of operations and financial condition would be adversely affected.

     In addition, many countries require communications equipment used in their country to comply with their own particular regulations, including safety regulations, radio frequency allocation schemes and standards. If we cannot develop products that work with different standards, we may be unable to sell our products. If compliance proves to be more expensive or time consuming than we anticipate, our business would be adversely affected. Inability to obtain necessary regulatory approvals in foreign markets on a timely basis could have a material adverse effect on our business, results of operations and financial condition.

     We attempt to reduce the risk of doing business in foreign countries by seeking contracts denominated in dollars, advance payments and irrevocable letters of credit in our favor. There can be no assurance that these activities will be successful. To date we have assumed very little foreign exchange risk but could do so in the future if deemed necessary to sell our products. We also has foreign operations that have expenditures denominated in local currencies. Fluctuations in foreign currency exchange rates may contribute to fluctuations in our operating results. For example, changes in foreign currency exchange rates could adversely affect revenues, net income, earning (loss) per share and cash flow of our operations in the affected markets. Similarly, such fluctuations may cause us to raise prices or the local price may effectively be increased by such fluctuations, which could adversely affect demand for our products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which we do business, our business, results of operations and financial condition would be materially adversely affected.

COMPETITION

     The market for data communications products and systems is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and potential loss of market share, any of which would adversely affect our business. As a provider of high-speed and other wireless telecommunications equipment, we compete directly or indirectly with a number of large telecommunications equipment suppliers, including Alcatel, Cisco, Nortel, Lucent, and Motorola, as well as with smaller start-up companies. In addition, well-capitalized companies such as Nokia are potential entrants into the market. Further, certain of our customers have technological capabilities in our product areas and could choose to replace our products with their own. Many of our competitors and potential competitors have significantly greater financial, marketing and operating resources than we do. Our wireless solutions also compete with products based on other technologies, such as digital subscriber lines, fiber optic cable, cable modems and high-speed wires leased from traditional telecommunications service providers.

     We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost alternatives to our products. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. There can be no assurance that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively.

BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

     The majority of our senior management joined the company within the last 36 months. Most of these individuals have not worked together previously and there can be no assurance that they will be able to work together effectively or successfully implement our strategy, particularly as the execution of the strategy shifts from the divestiture of our legacy products to increasing market penetration of our wireless broadband transmission products. Our performance is substantially dependent on the performance of our executive officers and other key employees. We do not have key-man life insurance on any employee. Loss of the services of any of our key executive officers or other key employees could have a material adverse effect on the company. However, we do have a succession plan in place and have begun implementation as evidenced by the promotion of Daniel S. Scharre to president and chief operating officer from chief technology officer. S. Michael Yang was appointed chief technology officer, succeeding Mr. Scharre. Frederick D. Lawrence continues as chairman and chief executive officer. We are providing employees with growth opportunities within the company in order to continue to implement our succession plan, when appropriate.

     Our success depends in part on our ability to attract, hire, train, retain and motivate qualified technical, management and sales personnel with appropriate levels of managerial and technical capabilities. We believe that a significant level of expertise is required to develop and market products and services effectively. Recruiting qualified personnel is an intensely competitive and time-consuming process. We compete for such personnel with a number of other companies, many of which have substantially greater resources than the company. There can be no assurance that we will be successful in attracting and retaining the technical, management and sales personnel we require to conduct and expand our operations successfully on a timely basis. The failure to attract, hire, train, retain and motivate qualified technical, management and sales personnel in the future would have a material adverse effect on our business, financial condition and results of operations. We are accelerating our hiring activities in the areas of marketing, sales, and customer support and product development in order to broaden the market penetration for our products and to continue to refine our products to meet customer requirements.

     In addition, during the same 36-month period, a new Board of Directors has been elected, consisting of Frederick D. Lawrence, William B. Marx, Jr., Terry
W. Ward, Frederick W. Whitridge, Jr. George A. Joulwan and Leslie G. Denend. Two of the current six members, William B. Marx and Terry W. Ward, will not be standing for reelection at our annual meeting of shareholders in October 2000. In April 2000, we announced the appointment of three new directors to the Board, William L. Martin III, James T. Richardson and James C. Granger, all of who will stand for election at the October 2000 meeting.

LIMITED PROTECTION OF PROPRIETARY RIGHTS

     Our success and ability to compete effectively is dependent in part upon our proprietary technology. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. We generally enter into nondisclosure and invention assignment agreements with our employees and consultants and into nondisclosure agreements with our customers and suppliers. There can be no assurance that the measures we undertake will be adequate to protect our proprietary technology.

RISKS OF THIRD-PARTY CLAIMS OF INFRINGEMENT

     The telecommunications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. While to date, we have not been subject to any material claims of infringement or misappropriation of intellectual property of third parties, there can be no assurance that third parties will not assert infringement claims against us, that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to the company and diversion of its personnel, require the company to develop new technology, or require the company to enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for us to indemnify a customer could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATING TO POTENTIAL ACQUISITIONS

     As part of our business strategy, we have in the past and may in the future make acquisitions of, or significant investments in, companies, products or technologies that we believe are complementary. Any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others, the difficulties associated with assimilating the personnel and operations of acquired companies, the potential disruption of our ongoing business, the distraction of management and other resources, the integration of personnel and technology of an acquired company, difficulties in evaluating the technology of a potential target, inability to motivate and retain new personnel, the maintenance of uniform standards, controls, procedures and policies, the potential impairment of relationships with employees and customers and the risks that we will otherwise not realize the expected benefits of the acquisitions. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions. Furthermore, our future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business, results of operations and financial condition or on the market price of our Common Stock.

ACCOUNTING CHARGES RELATED TO ACQUISITIONS AND DISPOSITIONS

     Many attractive acquisition candidates are high-technology companies that tend to have small amounts of tangible assets and, as a result, if those acquisitions were accounted for as purchases, our acquisition of such companies could result in significant goodwill charges. In that event, a significant amount of goodwill would be amortized, which would adversely affect our financial results.

     In connection with the acquisition of ABL, we allocated a significant portion of the purchase price to purchased in-process research and development. We received an inquiry from the SEC, dated December 31, 1998, related to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. The primary focus of the inquiry was to request additional information regarding our in-process research and development costs from the purchase of ABL in August 1998. In addition, the inquiry requested information about our fiscal year 1998 restructuring charge, intangible asset impairment charge and accounting for discontinued operations, as well as certain other accounting and disclosure clarifications. We responded on February 3, 1999. No additional communication or inquiry from the SEC had been received. We believe that we have properly valued and accounted for the in-process research and development and that the accounting and disclosure related to the other inquiries are appropriate. There can be no assurance, however, that such inquiry will not result in restatement of our financial statements, including, for example, a reduction in the charge for purchased research and development and an increase in the amount allocated to intangible assets, such as goodwill, which would be amortized and could adversely affect our future results of operations.

POST-CLOSING PROCEDURES AND LITIGATION RELATED TO DISCONTINUED OPERATIONS

     In April 1999, we completed the sale of our Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93.0 million in cash, plus up to an additional $5 million cash payment, contingent on performance of the divested business. During fiscal year 1998, our STS Division was sold to L-3 Communications Corporation (L-3) for $27.0 million in cash, and our MN Division was sold to Tadiran, Ltd. (Tadiran) for $31.5 million in cash. In July 2000, EFData, MDS and MRC divisions were sold for $119 million in cash. We recorded an estimated loss of $8.3 million (net of income taxes of $11.3 million) on disposal of the three divisions in the fourth quarter of fiscal year 2000.

     Final accounting for the Government Division is subject to completion of the post-closing procedures provided for in the Northrop Grumman agreement. We have accrued for future price adjustments that may occur in the post-closing procedures for the Government Division divestiture. At June 30, 2000, the discontinued operations reserve for the Government Division was $3.5 million. Final accounting for STS and MN has been completed. Final accounting for each of the EFData, MDS, and MRC divisions are subject to completion of the post-closing procedures provided for in the purchase agreements. We have accrued for transaction costs and other adjustments of $8.3 million related to the EFData, MDS, and MRC sales that may occur in the post-closing procedures for the three divestitures.

     In July 1999, Northrop Grumman filed a lawsuit against Adaptive Broadband alleging that we failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired the Government Division in April 1999. No damages have been specified. In September 1999, we filed a cross-complaint against Northrop Grumman seeking to recover in excess of $3.7 million, which represents the amount that we contend Northrop Grumman appropriated from our bank accounts following the acquisition. We believe that we have strong defenses and counterclaims and plans to vigorously defend the lawsuit filed by Northrop Grumman and to pursue its counterclaims. No provisions have been made for expenses that may be incurred to resolve the lawsuit.

     We believe that the completion of these post-closing procedures and litigation related to discontinued operations will not have a material impact on our financial position, results of operations or cash flows; however, no assurance can be given that the actual outcome will be favorable.

GOVERNMENT REGULATION

     Radio communications are subject to regulation by the United States and foreign laws and international treaties. Our products and systems must conform to domestic and international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of equipment. In addition, domestic and international authorities regulate the allocation of the radio frequency spectrum. Products to support new services can be marketed only if permitted by suitable frequency allocations and regulations, and the process of establishing new regulations is complex and lengthy. Certain customers have had difficulty obtaining allocation of spectrum for their services, which adversely affects their demand for our products. Accordingly, delay or failure of our customers to obtain suitable allocations of available spectrum could have a material adverse effect on our business, results of operations and financial condition.


COST OVERRUNS AND POSSIBLE CANCELLATION OF ORDERS

     A growing proportion of our sales are made pursuant to contracts that require delivery of products over several quarters or years. The prices of products and systems sold under these contracts are based in part on our estimate of our cost to produce these items. If we were to incur higher costs than estimated in performing under these contracts, it could have a material adverse effect on our results of operations and financial condition.

     Our customers often enter into purchase orders in advance of manufacture of the equipment ordered. Cancellations of orders by customers may, depending upon the timing of the cancellation, leave us with unsaleable products or idle capacity, which would adversely affect our business, results of operations and financial condition.

NEED TO REDUCE COST OF PRODUCTS

     Market acceptance of our products, and our future success will depend in significant part on reductions in the per-unit cost of our products. Certain of our competitors currently offer certain products at prices lower than those of some of our products. While we have initiated cost reduction programs to offset pricing pressures on our products, there can be no assurance that these cost reduction efforts will continue to keep pace with competitive pricing pressures or lead to improve gross margins. If we are unable to continue to obtain cost reductions, our gross margins and profitability will be adversely affected.

ACCOUNTS RECEIVABLE

     We may, under certain circumstances, be unable to enforce a policy of receiving payment within a limited number of days of issuing invoices. For example, customers may be unwilling or unable to pay for products on a timely basis if they are dissatisfied with the product or if they are experiencing financial difficulties. Any inability to timely collect our receivables could cause us to be short of cash to fund operations or could ultimately require us to write-off as uncollectible certain accounts receivable, which could have a material adverse effect on our business, results of operations and financial condition.

RISKS OF PRODUCT DEFECTS, PRODUCT RETURNS AND PRODUCT LIABILITY

     Products as complex as ours frequently contain undetected errors, defects or failures, especially when first introduced or when new versions are released. In the past, such errors have occurred in our products, and there can be no assurance that errors will not be found in our current and future products. The occurrence of such errors, defects or failures could result in product returns and other losses to our customers or us. Such occurrence could also result in the loss of or delay in market acceptance of our products, which could have a material adverse effect on our business, results of operations and financial condition. Our products generally carry a one-year warranty period, which includes factory services as needed for replacement of parts. Due to the relatively recent introduction of the AB-Access product, we have limited experience with the problems that could arise with these products. In addition, our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our purchase agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any significant product liability claims to date, the sale and support of our products entail the risk of such claims. A successful product liability claim brought against us could have a material adverse effect on our business, results of operations and financial condition.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     Our operations to date have required substantial amounts of capital. We expect to spend substantial funds to support the growth of our products, to develop new products and otherwise to implement our strategic plan. We anticipate that our existing capital resources and credit facilities should enable us to maintain our current and planned operations for at least the next 12 months.

     Our capital requirements will depend on numerous factors, including potential changes in strategic direction, the progress of our research and development programs, the commercial acceptance of our products, the resources we devote to advanced technologies and the demand for our products. To the extent that funds are insufficient, we would have to raise additional funds to meet our capital requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the company will be reduced, stockholders may experience additional dilution and such equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock. No assurance can be given that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may have to, among other things, reduce substantially or eliminate expenditures for the development and marketing of our products.


BROADBAND INDUSTRY OVERVIEW

     BROADBAND MARKET. The demand for improved data communications is increasing worldwide as emerging economies seek to modernize, as increasingly information-intensive developed and developing countries introduce new data services and as the spread of the Internet has accelerated and expanded. We believe that the global markets for network computing, data communications and telecommunications are converging, providing opportunities for new technologies in the area of information access, transport and delivery over ubiquitous IP data networks. Additionally, privatization, deregulation and regulatory initiatives have all enhanced competition, permitted the opening of new markets and provided incentives for the development of new products.

     ALTERNATIVE TRANSMISSION MEDIA. Customers for data communications equipment must weigh the relative costs and advantages of the four presently available transmission media: legacy twisted-pair infrastructure (xDSL), cable, modem technologies, fiber optic cable and wireless systems based on terrestrial radio. --each medium has certain advantages over the others--and each suffers certain disadvantages when compared to the others. Adaptive Broadband's focus is on the wireless broadband access area, employing terrestrial radio.

     By most accounts, cable modems and xDSL have captured the majority of broadband "mind share". On a business level, however, market analysis indicates that wireless presents a compelling business case for several reasons:

     . Ability to serve untapped demand. xDSL distance limitations and the need to upgrade cable plant have effectively denied many areas broadband access. Wireless networks can be deployed quickly in urban or rural areas without the dependency on legacy local loop infrastructure. Further, wireless has the ability to provide portable or mobile access--a capability impossible for wired solutions.

     . Suitability to business "sweet-spot". Cable and xDSL offerings generally provide a maximum of 2 Mbps per user, although guaranteed sustained rates are typically below 1 Mbps asymmetrically (i.e., greater downstream traffic versus upstream traffic). Generally fiber is cost prohibitive and sees a single digit market penetration in the last-mile. Therefore, fiber generally provides upwards of 45 Mbps to Multi-Tenant Units (MTU) within densely concentrated urban area. Most small and medium-sized businesses require something in-between. Wireless is designed to be flexible and to fill in this business market gap.

     . Support for 2nd generation applications. Today, broadband Internet is asymmetric in nature; most traffic is downstream from the net. The proliferation of use of applications such as video conferencing, voice, multimedia and other emerging Internet based applications will require dynamic symmetric and asymmetric connections. Cable networks and xDSL are based on legacy copper infrastructure and are generally asymmetric and will not support these applications. Wireless, specifically when implemented with TDD (Time Division Duplexing) technologies, is designed to dynamically allocate upstream/downstream traffic and support all applications offering both symmetric and asymmetric links depending on the demanded applications.

     . Quick, low-cost deployment. Wireless broadband deployments do not require significant upgrades to installed network infrastructure. The result is a quicker and less expensive network rollout.

     . Incremental deployment. Cable and xDSL providers must deploy networks - from a central office or headend -prior to signing up customers. With a quick build-out, operators can establish wireless links as customers sign-up, while keeping down up-front capital expenditures.

     . National footprint. xDSL and cable operators, in particular, must pursue complex sharing, swapping and/or leasing arrangements in order to provide nationwide service. Through the availability of license and license-free radio spectrum, wireless operators can have an immediate nationwide footprint. Even more, xDSL and cable operators may use wireless technologies to augment their services footprint to provide an ubiquitous footprint.

     Rarely is a complete communications system based solely on one media. Transmission is normally routed through a combination of media, each employed where it fits most cost-effectively within the communications network.

STRATEGY

     Adaptive Broadband's strategy is to provide wireless-based solutions to send and receive complex data, through the design and manufacture of capital equipment products for public and private communications systems. Historically, we have concentrated our efforts on sales of products and services for communications infrastructure rather than on consumer terminals and equipment. In the future, we plan to introduce versions of our wireless broadband access products to meet the markets' needs for portability and mobility.

     GLOBAL INFORMATION TECHNOLOGY BANDWIDTH REQUIREMENTS. We believe that the wireless broadband market offers numerous opportunities for new products because of the growing need for increased bandwidth, or carrying capacity, for digital data. In particular, continual improvements in computing technology create increasingly sophisticated bandwidth requirements for moving data around the world. For instance, data communications infrastructure requires ever-increasing complex data types--such as audio, video and graphics files--for computer users. Internet traffic is growing 1000% per year, fueling the demand for high-speed access. Industry analysts project that by year 2003, 34% of U.S. households and 45% of U.S. businesses will be served by broadband wireless networks.

     FOCUS ON ALIGNING WITH STRATEGIC PARTNERS. We consider partnering with industry leaders to be a significant part of our strategy, as companies leverage their combined strengths to exploit the opportunities resulting from the ways in which the Internet is driving the new information-based economy. Adaptive Broadband has strengthened its technology, manufacturing and market access positions by forging strategic alliances to date with Solectron, Proxim, JetStream, Telaxis, and CASTEL of China. We intend to continue forging new alliances, especially for broadened market access.

     ADDRESSING BUSINESS APPLICATIONS. Industry analysts predict that by year 2005, 80% of all Internet traffic will be business-to-business. Adaptive Broadband believes that our AB-Access product platform is well-suited to address this market due to its symmetrical high-speed data rates. Business applications, such as video/voice conferencing and other emerging Internet applications require symmetrical (same speed transmitting and receiving) data rates. We employ TDD technology in our product, which allows total flexibility in upstream/downstream traffic, as compared to most other fixed wireless broadband offerings, which are based on FDD (Frequency Division Duplexing) supporting low-speed upstream data rates. TDD offers the flexibility of supporting asymmetric and symmetric traffic.

     FIRST TO MARKET 5 GHz U-NII BAND. We recognized the market potential of the U-NII (Unlicensed National Information Infrastructure) frequency band in the U.S. and first developed product to address that largely untapped market. (The 5 GHz is used also in other parts of the world using licensed frequency, such as in China.) While initial customers are emerging Internet Service Providers
(ISPs) and Competitive Local Exchange Carriers (CLECs), traditional data communications carriers who have licensed spectrum, such as MMDS (Multi Media Distribution System) and LMDS (Local Multimedia Distribution Service), are realizing that to deploy a nationwide fixed wireless broadband network, they will need to "gap fill" with U-NII. To date, AB-Access has generated over $1 billion in contracted five-year demand, giving Adaptive Broadband a leadership position in the U-NII band.

     INCREASING FOCUS ON DOMESTIC MARKET. Our products are marketed on a worldwide basis. Domestic revenue in fiscal year 2000, the first year that shipments commenced of AB-Access, was $24.4 million, or

85% of total revenue. International revenue was $ 4.3 million, representing 15% of total revenues of the continued operations. Adaptive Broadband has focused initially on the U.S. domestic market for wireless broadband solutions to reduce its dependence on volatile international economies. We believe that a substantial portion of our sales in future years will come from the international sector due to communications infrastructure requirements in developing countries and the growing worldwide need for wireless-based bandwidth solutions.

PRODUCTS

     Adaptive Broadband develops products for the broadband wireless market. Our AB-Access transceiver enables heavy data transmission for the final network connection to an end user (the "last mile") at rates as high as 25 Mbps, a speed in excess of 400 times those available with conventional modem networks. At this bandwidth, users are able to download full-streaming video and data files, use real-time video conferencing and surf the Worldwide Web - all at the same time over a single connection. This wireless point-to-multipoint system for fixed data networks enables users to bypass existing legacy telecommunications infrastructure, so the initial investment is significantly lower than that required for "wired" alternatives. This low-cost wireless infrastructure means that a complete network can be installed as quickly as in days or weeks, instead of the typical months or years. And because AB-Access' architecture is expandable in increments, the network can grow as the business grows or as bandwidth needs evolve.

     Although our fundamental AB-Access platform addresses a wide frequency spectrum - from 2.0 to 42.0 GHz -- the product strategy is targeted toward markets that have low start-up costs and high potential for expansion, specifically the U-NII and MMDS bands in the U.S. and 3.5 GHz in other areas of the world. In response to customer demand, we developed, in partnership with Telaxis, an LMDS version AB-Access.

     We believe that AB-Access' advanced subscriber management features will make the product particularly attractive to carriers, CLECs and ISPs because it allows end users (new subscribers) to be brought on-line quickly with a single, integrated unit. This feature is designed to reduce service providers' costs by enabling fast and easy installation. Flexible tariffing will allow service providers to bill subscribers not only for on-air time, but also by amount of bandwidth usage, time-of-day, or other criteria.


SALES, MARKETING AND CUSTOMER SUPPORT

     Adaptive Broadband's sales and marketing strategy varies with the particular market served and involves direct sales by our own sales force, sales through Original Equipment Manufacturers (OEMs), value-added resellers (VARs), or a combination of the foregoing. We also have entered into sales distribution agreements with respect to certain versions of our AB-Access fixed wireless broadband products.

     We consider our ability to create and maintain long-term customer relationships an important component of our overall strategy in each of our markets. Relationships with customers are established and maintained by our technical and marketing staff. Our strategy also includes providing ongoing customer support for our systems and products. This support involves providing direct access to the company's engineering staff or trained technical representatives located throughout the world. We intend to continue to expand our marketing efforts and distribution channels worldwide. See "Risk Factors-- Dependence on Limited Number of Customers," "-Dependence on International Sales" and "-Lengthy Sales Cycle."


MANUFACTURING

     As part of our "Value Focused" operational strategy, Adaptive Broadband outsources the manufacturing of its products. In August 1999, we announced a contract with Solectron Corporation to manufacture Adaptive Broadband's AB-Access equipment. This arrangement was intended to give us the capability to meet high-volume demand in both the U-NII and MMDS frequency bands. See "Risk Factors--Dependence on Third-Party Manufacturer."

     In March 2000, we announced a contract with Casil Telecommunications Holdings Limited (CASTEL) that will make CASTEL a manufacturing and market access partner for our AB-Access fixed broadband wireless equipment in China. CASTEL's equipment manufacturing subsidiary, China Southern Telecom (CST), will assemble, manufacture, and test the product. We will transfer the product's manufacturing technology to CASTEL, with the exception of our chip sets, which will be supplied as manufactured components. We will retain all other intellectual property rights for AB-Access. CASTEL will market the equipment to carriers in China under a private labeling agreement with Adaptive Broadband.

     Electronic components and raw materials used in the company's products are obtained through its manufacturing partners, Solectron and CASTEL. Some components are standard items and others are manufactured to our specifications by subcontractors. We operate without a substantial inventory of components and subsystems. Although no assurances can be given, we believe that we are protected from component shortages due to the high-volume purchasing leverage enjoyed by Solectron. We also believe that most components and subsystems are available from alternative suppliers and subcontractors. See "Risk Factors-- Dependence on Component Availability, Subcontractor Performance and Key Suppliers."

COMPETITION

     Adaptive Broadband is engaged in a highly competitive business. Many of the company's competitors have significantly greater financial, marketing and operating resources than the company. In addition, certain of the our customers have technological capabilities in our product areas and could choose to replace our products with their own. The main competitors of AB-Access are suppliers of other technologies, such as digital subscriber lines deployed over copper telephone lines and cable modems. In addition, many competitors participate in the wireless broadband market, but focus on different areas of the frequency spectrum. Among the primary competition for our products are:ADC Telecommunications, Alcatel, Breezecom, Cisco, Harris Corporation, Hybrid Networks, Inc., Lucent, Netro, Nortel, and Wireless Inc.

We believe that competition in our markets is based primarily on price, performance, reputation, on-time delivery, reliability and customer support. See "Risk Factors--Competition."

RESEARCH AND DEVELOPMENT

     Research and development expenses were $17.1 million, $4.7 million and $0.3 million in fiscal years 2000, 1999 and 1998, respectively. The increase in research and development spending in fiscal year 2000 was mainly attributable to our investment in research and development of AB-Access products, including prototype expenses and the development of technology that spans the frequency range for the global market. We expect to continue to commit substantial resources to product development and engineering in future periods. As a result, we anticipate that research and development expenses will increase in future periods as we continue to focus our efforts on developing wireless broadband data network products to address the digital voice, video and data markets. In addition, we may consider acquiring additional technologies complementary to our business through strategic acquisitions. See "Risk Factors--Rapid Technological Change" and "-Dependence on Product Acceptance."

INTELLECTUAL PROPERTY

     The company relies on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and licensing arrangements, to establish and protect our intellectual property rights. We presently have 12 patent applications pending, and more are in process. Adaptive Broadband, AB-Access and the Adaptive Broadband logo are the company's trademarks. See "Risk Factors--Limited Protection of Proprietary Rights" and "- Risks of Third-Party Claims of Infringement."

EMPLOYEES

     At June 30, 2000, Adaptive Broadband had in its continuing operations 183 employees, 18 of whom were engaged in production support, 78 in research and development and other engineering support, 46 in marketing and 41 in general and administration functions. None of the employees are represented by a labor union. The company believes that its employee relations are good.

REGULATION

     Radio communications are subject to regulation by the United States and foreign laws and international treaties. Our products and systems must conform to domestic and international requirements established to avoid interference among users of the radio frequency spectrum. In some markets, particularly in the United States and

Canada, prior government certification must be obtained before placing certain of our products on the market. Accordingly, delay or failure of the company to obtain such certification could have a material adverse effect on our business, results of operations and financial condition.

     In addition, domestic and international authorities regulate the allocation of the radio frequency spectrum. Products to support new services can be marketed only if permitted by suitable frequency allocations and regulations, and the process of establishing new regulations is complex and lengthy. Certain customers have had difficulty obtaining allocation of spectrum for their services, which adversely affects their demand for our products. Accordingly, delay or failure of our customers to obtain suitable allocations of available spectrum could have a material adverse effect on our business, results of operations and financial condition. Several of the our products are designed to operate in license-exempt frequency bands which have already been allocated, particularly in the United States and Canada, and which relieves customers of the need to obtain government licenses or approval. See "Risk Factors-- Government Regulation."


BACKLOG

     We define backlog as orders received for products shippable within twelve months. At June 30, 2000, our backlog of undelivered orders was $66.6 million (unaudited) and was solely for the AB-Access product . In our experience, backlog at any given time is not necessarily indicative of prospective period revenues. We generally record an order in backlog when we receive a firm contract or purchase order which identifies product quantities and delivery dates (which are required to be within 12 months as mandated by Adaptive Broadband policy). While from time to time a substantial portion of our backlog has been comprised of large orders, the cancellation of any of the purchase orders could have a material adverse effect on our operating results. Historically, we have not experienced significant changes in our backlog from cancellations or revisions of orders. See "Risk Factors - Dependence on Limited Number of Customers" and "- Cash Overruns and Potential Cancellation of Orders."


EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of the Company, and all positions with the Company held by such persons, are as follows:


Name                              Age                                    Position
------------------------------  -------  -------------------------------------------------------------------------
Frederick D. Lawrence                52  Chairman of the Board and Chief Executive Officer
Daniel L. Scharre                    49  President and Chief Operating Officer and Chief Executive Officer of
                                         Adaptive Broadband Limited, a wholly owned subsidiary
Donna S. Birks                       44  Executive Vice President and Chief Financial Officer
Kenneth  J. Wees                     57  Vice President, General Counsel and Secretary

     Frederick D. Lawrence joined the Company as Chairman of the Board, President and Chief Executive Officer in July 1997. In June 2000, Dr. Daniel L. Scharre was promoted to President and Chief Operating Officer and Mr. Lawrence remains Chairman and Chief Executive Officer. From May 1996 to July 1997, Mr. Lawrence served as Chief Executive Officer of ComStream, Inc., an international supplier of satellite communications networks and products and from February 1994 to April 1996, he served as President of the Transmission Group for ADC Telecommunications, which included five independent business units producing products for high speed video, voice, data and wireless communications. From 1982 to 1994, Mr. Lawrence held executive positions in networks operations and engineering at Sprint Corporation and its operating companies, dealing in local telephone, cellular and long distance. Prior to this, Mr. Lawrence worked at AT&T from 1970 to 1982 in a variety of positions. He holds a BSEE degree from Western Michigan University.

     Daniel L. Scharre joined the Company in September 1997 as Vice President and Chief Technology Officer. In April 1998, Mr. Scharre became Executive Vice President of the Company and in August 1998, he was appointed

Chief Executive Officer of the Company's U.K.-based wholly owned subsidiary, Adaptive Broadband Limited. In June 2000, Mr. Scharre was appointed President and Chief Operating Officer of Adaptive Broadband Corporation. From November 1996 to September 1997, Mr. Scharre was Vice President and Chief Technical Officer of ComStream, Inc. From February 1994 to November 1996, Mr. Scharre was Vice President and General Manager of Ilex Systems, a satellite communications and equipment company. From June 1988 to December 1993, he held executive positions at Loral Western Development Labs, where he led and managed the development of a digital satellite communications system. He has a B.S. degree in physics from Caltech, a Ph.D. in physics from the University of California at Berkeley and a M.B.A. from Santa Clara University.

     Donna S. Birks joined the Company in December 1997 as Executive Vice President and Chief Financial Officer. From August 1994 to June 1997, Ms. Birks was Vice President, Administration and Chief Financial Officer of ComStream Inc., an international supplier of satellite communications networks and products. From January 1992 to August 1994, Ms. Birks was Vice President and Chief Financial Officer of Macrovision Corporation, a video technology licensing company and she currently serves as a director of Macrovision. From December 1982 to January 1992, Ms. Birks served in several senior executive positions at Contel ASC (purchased by GTE Spacenet in 1991), a satellite communications transmission company. She holds a B.S. degree in Business Administration from George Mason University, a M.S. degree in Finance from American University and is a Certified Public Accountant.

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


ITEM 2.  PROPERTIES

     The table below lists the location and general character of our continuing operations' material real properties that are owned or leased as of June 30, 2000:


                                                         Lease            No. of        Square
Occupant                                                Expires          Buildings      Footage            Location
----------------------------------------------------------------------------------------------------------------------
1.  Corporate Headquarters                                  2005              1         41,472        Sunnyvale, CA

2.  Operations                                              2009              1         16,988        Cambridge, UK
                                                            2003              1         12,030        Fishers, NY
                                                            2002              1          2,721        Beijing, China
                                                            2001              1         18,660        Billerica, MA

We believe that our facilities are adequate for our present needs.


ITEM 3.  LEGAL PROCEEDINGS

     In July 1999, Northrop Grumman filed a lawsuit against Adaptive Broadband alleging that the Company failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired the Government Division of the Company in April 1999. No damages have been specified. In September 1999, Adaptive Broadband filed a cross-complaint against Northrop Grumman seeking to recover in excess of $3.7 million, which represents the amount that the Company contends Northrop Grumman appropriated from its bank accounts following the acquisition. The company believes that it has strong defenses and counterclaims and plans to vigorously defend the lawsuit filed by Northrop Grumman and to pursue its counterclaims. No provisions have been made for expenses that may be incurred to resolve the lawsuit, and

Adaptive Broadband believes final resolution of the Northrop Grumman allegations will not have a material impact on its financial position, results of operations, or cash flows.

     In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran had subsequently taken the position that the Company was responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In January 2000, Adaptive Broadband Corporation and Tadiran settled the Nokia claims for $2 million, and reserved rights against each other. In May 1999, Adaptive Broadband began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which later had been liquidated at $2 million. In April 2000, Adaptive Broadband and Tadiran settled all claims against each other. The Nokia and Tadiran settlements had no impact on the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

FINANCIAL RESULTS BY FISCAL QUARTERS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                                                 Basic and Diluted Earnings Per Share
Fiscal    Revenue     Gross    Income (Loss)   Income (Loss)        Net         Continuing      Discontinued   Net Income
Quarter              Margin        from             from          Income        Operations       Operations      (Loss)
                                Continuing      Discontinued      (Loss)
                                Operations       Operations
-------------------------------------------------------------------------------------------------------------------------
                                                     2000[A]
-------------------------------------------------------------------------------------------------------------------------
Q1         $ 1,102    $ (268)      $ (4,758)          $   895     $ (3,863)           $(0.16)         $ 0.03       $(0.13)
Q2           2,198      (207)        (6,306)            3,202       (3,104)            (0.20)           0.10        (0.10)
Q3           8,304        50         (7,973)                0       (7,973)            (0.23)              0        (0.23)
Q4          17,100     2,546         (7,668)           (8,263)     (15,931)            (0.20)          (0.22)       (0.43)
       ------------------------------------------------------------------------------------------------------------------
           $28,704    $2,121       $(26,705)          $(4,166)    $(30,871)           $(0.80)         $(0.12)      $(0.92)

                                                     1999[B]
-------------------------------------------------------------------------------------------------------------------------
Q1         $     0    $    0       $(10,072)          $   221     $ (9,851)           $(0.33)         $ 0.01       $(0.33)
Q2               0         0         (2,991)             (645)      (3,636)            (0.10)          (0.02)       (0.12)
Q3               0         0         (3,978)           (3,532)      (7,510)            (0.13)          (0.12)       (0.25)
Q4               0         0         (3,753)           36,370       32,617             (0.13)           1.24         1.11
       ------------------------------------------------------------------------------------------------------------------
           $     0    $    0       $(20,794)          $32,414     $ 11,620            $(0.70)         $ 1.09       $ 0.39

[A] Fiscal year 2000 second-quarter loss from continuing operations includes a pre-tax non-recurring charge of $1.1 million for premium paid on conversion of notes.

    Fiscal year 2000 third-quarter loss from continuing operations includes pre-tax non-recurring charges of $2.2 million related to the realignment of resources driven by the divestiture of the legacy businesses.

    Fiscal year 2000 fourth-quarter loss from continuing operations includes a pre-tax charge of $1.8 million for the write off of an investment.

[B] Fiscal year 1999 first-quarter loss from continuing operations includes a pre-tax charge of $8.2 million for write off of in-process research and development costs.


STOCK AND QUARTERLY DATA (UNAUDITED)

We have one series of $.10 par value common stock. Holders of common stock have full voting rights and have the right to cumulate votes for the election of directors. We reinvest earnings to finance expansion of our business, have paid no cash dividends, and do not anticipate changing our dividend policy in the foreseeable future. At June 30, 2000, the number of our shareholders totaled approximately 19,000, of which approximately 1,057 were holders of record. Our stock is traded in the Nasdaq National Market under the trading symbol ADAP. The following table sets forth, for the fiscal periods indicated, the high and low stock prices giving effect to the stock dividend.

Stock Prices By Quarter Fiscal Years 2000 and 1999

                             2000                                                  1999
       --------------------------------------------------------------------------------------------------------------
              Q1             Q2          Q3            Q4            Q1            Q2              Q3         Q4
High          $19.25         $38.31      $104.88       $55.00        $8.88          $7.00          $7.00       $10.94
Low             8.25          15.69        33.25        17.13         3.50           3.38           4.19         4.78

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

Five years ended June 30, 2000
(Dollars in thousands, except per share data)
                                                           2000[A]        1999[B]       1998           1997          1996
                                                       ---------------------------------------------------------------------
Operations:
Revenue of continuing operations                           $ 28,704       $      -      $      -      $      -      $      -
Operating loss of continuing operations                     (39,608)       (25,373)      (15,808)            -             -
Loss from continuing operations                             (26,705)       (20,794)      (12,565)            -             -
Basic and diluted loss per share from continuing              (0.80)         (0.70)        (0.38)            -             -
 operations
Weighted average shares and dilutive equivalents             33,424         29,774        32,726        32,452        32,400

Financial position:
Cash, Cash equivalents and short-term investments          $ 16,486       $ 48,887      $ 27,226      $  7,071      $  6,064
Total assets                                                198,848        171,333       161,079       220,909       280,622
Working Capital[C]                                           73,104         82,041        73,380       111,506       141,452
Long-term debt                                                    -         59,090        59,500        73,190        77,133
Total shareholders' equity                                  151,062         84,993        84,553       118,024       170,012

Other (continuing operations only):
Year-end backlog                                           $ 66,609       $      -      $      -      $      -      $      -
Year-end employees                                              183             70            25             -             -
Year-end facilities (thousands of square feet)                   92             25            11             -             -

[A] In fiscal year 2000, the loss from continuing operations included pre-tax non-recurring charges of $1.1 million for premium paid on conversion of notes, $2.2 million related to the realignment of resources driven by the divestiture of the legacy businesses, and $1.8 million for the write-off of an investment. Excluding these items, fiscal year 2000 loss from continuing operations, after tax, was $23.5 million, or $0.70 per share on a diluted basis.

[B] Fiscal year 1999, the loss from continuing operations included a pre-tax charge of $8.2 million for write off of in-process research and development costs. Excluding this item, fiscal year 1999 loss from continuing operations was $13.5 million, or $0.46 per share on a diluted basis.

[C] Working capital is current assets less current liabilities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto which are included in this Report.

In order to focus on the high-growth wireless broadband access equipment market, in January 2000, our Board of Directors adopted a formal plan to sell our EFData Satellite Products Division (EFData), Microwave Radio Communications Division
(MRC), and Microwave Data Systems Division (MDS). The operating results and financial position of these divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified separately as discontinued operations for all periods presented in the accompanying Condensed Consolidated Financial Statements. See Note 2 - Discontinued Operations and Divestitures, of Notes to Condensed Consolidated Financial Statements for further discussion.

Share amounts and related information have been restated to reflect our stock-split in the form of a two for one common stock dividend paid on March 30, 2000.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements made below and elsewhere in this 2000 Annual Report to Shareholders contain forward-looking statements that involve risks and uncertainties, including statements regarding our markets, the ability to be a leader in our markets and to achieve our growth objectives, the future of network computing, data communications and broadcasting and other matters, as well as statements about the results of litigation or disputes, the results of post-closing procedures in connection with discontinued operations sale agreements, product mix and international operations, the effect of new accounting pronouncements, the realization of certain tax assets, adequacy of funds for the foreseeable future and expectations for fiscal year 2001 and beyond. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should not place undue reliance on these forward-looking statements. These statements reflect management's analysis only as of the date thereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the events or results discussed in the forward-looking statements. Factors that could cause our actual results to differ materially from these forward-looking statements include, but are not limited to, the level of demand for products, competition, new product introductions by competitors, the pace of market acceptance of our new products, our ability to participate and respond to rapid technological change, challenges in implementing the plan to divest our legacy businesses, availability of qualified personnel, risks related to international sales, delays in the receipt of orders or in the shipment of products, changes in demand for products, cost overruns, foreign currency exchange rate fluctuations, timely availability of supply of components, dependence on major orders from a small number of customers, limitations on our ability to reduce inventory and expenses if forecasts and expected demand are not realized, general economic conditions, and whether our claims and defenses in litigation and disputes are viewed as meritorious. For a more detailed discussion of these and other factors, see "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended
June 30, 2000.

OVERVIEW- RESULTS OF OPERATIONS

We are a supplier of data communications transmission equipment that is developing leading-edge technology for the deployment of broadband wireless communications over the Internet. Our AB-Access/TM/ fixed wireless broadband system (AB-Access) provides a high-speed means to bridge the "last mile" for business and residential subscribers by replacing or supplementing the traditional telephone company local loop. It offers two-way data transmission at rates up to 25 Mbps, which provides the capability for real-time video conferencing, transmission of full streaming video, web surfing, and transmission of data files - all simultaneously and over one connection.

Following the successful field trials of AB-Access technology, we began to ship AB-Access products to customers in the first quarter of fiscal year 2000. As of June 30, 2000, we have generated over $1.5 billion of contracted five-year demand for the AB-Access product. These contracts generally required twelve-month rolling forecasts of product purchases, including penalty provisions in the event of a purchase order cancellation. Solectron Corporation (Solectron) has been contracted to manufacture the AB-Access product line with the goal of lowering per unit product costs as a result of manufacturing economies of scale.

Since our acquisition of Adaptive Broadband Limited (ABL) in August 1998, our operating activities related primarily to developing a research and development organization, testing prototype designs and commencing the staffing of our sales, marketing, field services, and technical support organizations. We have incurred operating losses in the last three fiscal years due to our investments in research and development, as well as sales and marketing of the AB-Access technology and product offerings. The substantial increase in our operating expenses in fiscal year 2000 over fiscal years 1999 and 1998 was primarily due to our organizational expansion in fiscal year 2000 to provide support for the growth of our business.

Our continuing operations, which reflect solely the results of our AB-Access business, reported a loss from continuing operations of $26.7 million or $0.80 per share, $20.8 million or $0.70 per share, and $11.9 million or $0.36 per share, for fiscal years 2000, 1999 and 1998, respectively. Operating results for fiscal year 2000 include nonrecurring pre-tax charges of $2.2 million relating to the realignment of our resources driven by the divestitures of the discontinued operations, a premium on conversion of notes of $1.1 million and $1.8 million loss on investment. Excluding these items, net loss from continuing operations for fiscal year 2000 would have been $23.5 million, or
$0.70 per share.   Operating results for fiscal year 1999 include pre-tax
charges of $8.2 million for in-process research and development related to the acquisitions of ABL. Excluding this item, the net loss from continuing operations for fiscal year 1999 would have been $13.6 million, or $ 0.46 per share.

REVENUE

The quarter ended September 30, 1999 was our first quarter of revenue for continuing operations. Net revenue was $28.7 million for the fiscal year 2000. A substantial portion of our fiscal year 2000 revenue was generated from a limited number of customers. While we are seeking to diversify our customer base, there can be no assurance that these efforts will be successful.

The majority of our bookings and revenue in fiscal year 2000 were domestic; however, as we expand our product offerings to other frequency ranges useable in foreign countries, international revenue could increase significantly in the future. In fiscal year 2000, international revenue accounted for approximately 15% of our total revenue. Of the total revenue in fiscal year 2000, 85% is from the U.S., 14% from Asia, and 1% from Latin America, Africa, and Middle East. Currently, all of our international revenues are denominated in U.S. dollars. During fiscal year 2000, four customers each accounted for 10% or more of our revenue and all four combined accounted for 75% of the fiscal year 2000 revenue. At June 30, 2000, we had 40 customers.

We generally record bookings for new orders received under existing supply contracts if the product will be shipped to the customer within twelve months. New orders booked from continuing operations were $95.3 million for fiscal year 2000 with backlog at June 30, 2000 of $66.6 million. Based on the existing contracted demand, new bid activity and expected wireless broadband deployment plans of existing customers, we expect fiscal year 2001 revenue to be significantly higher than fiscal year 2000.

GROSS MARGIN

We outsource our manufacturing function; thus, a significant portion of our costs of revenue consists of payments to Solectron, our contract manufacturer. We conduct supply chain management, quality assurance, manufacturing engineering, documentation control and repairs at our facilities in Billerica, Massachusetts and Rochester, New York. During fiscal year 2000, our gross margin had improved from (24%) in the first quarter to 15% in the fourth quarter, largely attributable to increased efficiency on higher volume shipments and better manufacturing capacity utilization. We expect gross margin to continue to improve in future periods as higher production volume is achieved, and as we complete the transition to manufacturing a lower-cost ASIC (Application Specific Integrated Circuit) chip for the AB-Access product platform. The ASIC chip replaces four other high-cost chips, thus reducing the cost of the AB-Access product. Shipping of ASIC units in volume will commence in the quarter ending September 30, 2000.

OPERATING EXPENSES

Research and development expenses consist principally of our investments related to the design, development, testing and enhancement of our broadband products. Research and development expenses for continuing operations were $17.1 million, $4.7 million, and $0.3 million for fiscal years 2000, 1999 and 1998. The increase in research and development expenses in fiscal year 2000 was mainly attributable to an increase in research and development personnel and outside consultants, as well as prototype charges for developing technology for products in multiple frequency bands for both the domestic and international markets. We believe that the continual and rapid introduction of new products and technologies is critical to sustaining growth within our current and future target markets, and we expect to continue to commit substantial resources to product development and engineering in future periods. In addition, we may consider acquiring additional technologies complementary to our business through strategic acquisitions.

Selling and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. General and administrative expenses consist primarily of salaries and related expenses for executives, finance and administrative personnel, professional fees and other general corporate expenses. Sales, marketing and administrative expenses for continuing operations were $24.3 million, $12.2 million, and $13.9 million, for fiscal years 2000, 1999, and 1998, respectively. Sales, marketing and administrative expenses for fiscal year 2000 included a $2.2 million of non-recurring pre-tax charges related to the realignment of resources driven by the divestitures of the discontinued operations. The non-recurring charges included changes in certain compensation plans that were necessary based upon a significantly reduced employee base as we divest the three legacy businesses and to ensure that we have adequate retention incentives. The charges also included relocation and recruiting costs incurred, for certain employees that were necessary due to the transfers of facilities during the divestiture process. In addition to the nonrecurring charges, the increase for fiscal year 2000 was primarily due to the expansion in our sales and marketing staffing to support the growing level of bid and proposal activities for the new AB-Access products, increased sales commission associated with generating AB-Access revenue, and increased promotional and product marketing expenses. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

On August 20, 1998, we acquired ABL, a United Kingdom based company developing high-speed wireless Internet connectivity technology. We accounted for the acquisition under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. We recorded the assets and liabilities assumed based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identifiable intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. In January 2000, we paid $1.3 million as the first portion of the contingent purchase price, which was accounted for as additional goodwill. The remaining contingent portion of the purchase price will include payments of up to $3.5 million and will be recorded as goodwill. Our results of operations for the first nine months of fiscal year 1999 included ABL's results from August 20, 1998.

In connection with the acquisition of ABL, we allocated a significant portion of the purchase price to purchased in-process research and development. We estimated the fair value of the in-process research and development using the income approach, which discounts expected future after-tax cash flows generated by the purchased in-process research and development to present value, using an appropriate risk-adjusted discount rate and revenue forecasts. The discount rate was derived based on consideration of the weighted average cost of capital as well as other factors, including the useful life of the technology, profitability levels of the technology, the uncertainty of technological advances that were known at the time, and the stage of completion of the technology. We believe that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount a third party would have paid for the project.

At the date of the acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was expensed at acquisition.

The amortization of intangible assets, which consist of assembled workforce and goodwill, was $0.4 million, $0.3 million and none for fiscal years 2000, 1999 and 1998, respectively. These intangible assets relate to the August 1998 acquisition of ABL and the additional purchase price paid in January 2000 for ABL recorded as goodwill.

INTEREST INCOME (EXPENSE) AND OTHER

Net interest income (expense) was $0.7 million, $(4.0) million, and $(3.8) million for fiscal years 2000, 1999 and 1998. The increase in interest income during fiscal year 2000 was due to interest earned on higher average cash balances resulting from the sales proceeds of our Government division in April 1999 and proceeds from the issuance of common stock under our employee stock plans during fiscal year 2000. In addition, interest expense was lowered due to the conversion of our $57.5 million 5.25% subordinated notes into common stock, and the payoff of our credit facility in early fiscal year 2000.

We issued $57.5 million of 5.25% convertible subordinated notes on December 15, 1993, due on December 15, 2003. Note holders could convert these notes at any time prior to maturity into shares of our common stock at a price of $14.2188 per share, and we had the option to redeem these notes at any time. Interest was payable semi-annually. The notes were subordinated to all of our existing and future senior indebtedness, and were quoted on the Nasdaq National Market. During the second quarter ended December 31, 1999, at the request of certain note holders, we converted $34.1 million of the subordinated notes into approximately 2.4 million shares of common stock. Upon the conversion, we incurred a $1.1 million premium charge, which was equivalent to accrued interest on the converted notes plus 1.6%. During the third quarter ended March 31, 2000, we called the conversion of the remaining notes. As a result, the remaining principal amount of $23.4 million of our subordinated notes was converted into 1.6 million shares of common stock.

In January 2000, we invested $2 million in Radio Local Area Networks, Inc., a privately held technology company supplying wireless Local Area Networks (LAN). During the fourth quarter of fiscal year 2000, we ceased our support of the wireless LAN initiative and wrote off the outstanding amount of our investment of $1.8 million.

During fiscal years 1999 and 2000, we had invested a total of $1.5 million in a privately held company developing infrared and laser communications technologies, Astro Terra Corporation (Astro Terra). On July 7, 2000, we sold our interest in Astro Terra to a publicly held company, MRV Communications, Inc.
(MRVC), in exchange for 185,000 shares of MRVC's common stock. We expect to recognize approximately a $8 million gain from the sale of the MRVC stock in the quarter ended September 30, 2000.

PROVISION FOR INCOME TAXES

The income tax benefit from continuing operations was $15.0 million, $8.6 million, and $6.7 million for fiscal years 2000, 1999 and 1998. The effective income tax rate for 2000, 1999 (excluding the impact of the partial valuation allowance recorded against future deductions from the amortization of intangible assets in the ABL acquisition) and 1998 was 36%.

At June 30, 2000, we had a cumulative net deferred income tax asset of $21.1 million that will be available to reduce payments on future federal and state income tax liabilities. At June 30, 2000, we had gross deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $86.3 million. The gross deferred tax assets are offset by a valuation allowance of $65.1 million and deferred tax liabilities of $0.2 million. $59.4 million of the valuation allowance represents future stock deductions that will be credited to additional paid-in capital when released. Realization of the majority of the net deferred tax assets is dependent on our ability to generate approximately $53 million of future United States taxable income. Based on contracted demand and forecasted product performances, we believe that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that we will meet the expectations of future income. We plan to evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowance.

DISCONTINUED OPERATIONS

In order to focus on the high-growth wireless broadband access market, in January 2000, our Board of Directors adopted a formal plan to sell our EFData, MRC and MDS divisions. The operating results and financial position of these three divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified as discontinued operations for all periods presented in the financial statements. Total revenue from EFData, MRC and MDS was $175.0 million, $156.7 million and $175.3 million for fiscal years 2000, 1999 and 1998, respectively. The income
(loss) from EFData, MRC and MDS, was $4.1 million net of income taxes of $2.3 million, $(3.9) million net of income tax benefit of $1.9 million, and $15.8 million net of income taxes of $6.3 million for fiscal years 2000, 1999 and 1998, respectively. Total revenue from the Government Division discontinued operations was $67.7 million for fiscal year 1999 for the period prior to disposal, and $85.7 million for fiscal 1998. A loss of $8.3 million was recorded on the disposal of the three divisions in the fourth quarter of fiscal year 2000. Income from the Government Division discontinued operations (net of income taxes) was $2.0 million for fiscal year 1999 for the period prior to disposal, and $3.5 million for fiscal year 1998.

In July 2000, all three remaining divisions of the businesses included in the discontinued operation were sold. EFData was sold to Comtech Telecommunications Corp for $61.5 million in cash. MDS was sold to Moseley Associates Incorporated for $38.6 million in cash and MRC was sold to Vislink for $19.3 million in cash. We recorded an estimated loss of $8.3 million (net of income taxes of $11.3 million) on disposal of the three divisions in the fourth quarter of fiscal year 2000. Final accounting for the three discontinued divisions is subject to completion of the post-closing procedures provided for in the purchase agreements. We have accrued for transaction costs related to the EFData, MDS, and MRC sales that may occur in the post-closing procedures for the three divestitures. We believe that the completion of these procedures will not have a material impact on our financial position, results of operations, or cash flows.

In April 1999, we completed the sale of our Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Government Division provided specialized products and services principally in the areas of communications, reconnaissance, and surveillance systems used in low-altitude airplanes. The Government Division sale price includes up to an additional
$5 million cash payment, contingent upon the future performance of the divested business. We have not recognized any benefit for this contingent future payment. Final accounting for the Government Division is subject to completion of the post-closing procedures provided for in the Northrop Grumman agreement. We have accrued for future price adjustments that may occur in the post-closing procedures for the Government Division divestiture. At June 30, 2000, the discontinued operations reserve for the

Government Division divestiture was $3.5 million. We believe that the completion of these procedures will not have a material impact on our financial position, results of operations, or cash flows.

In February 1998, Satellite Transmission Systems (STS) was sold to L-3 Communications Corporation (L-3) for $27 million in cash, and in April 1998, Microwave Networks (MN) was sold to Tadiran Ltd. (Tadiran) for $31.5 million in cash. STS was a systems integrator supplying turnkey satellite transmit/receive earth stations and networks for domestic, international and government applications. MN was engaged in the design, manufacture, sale and installation of high performance digital and analog microwave radios and transmission products for cellular, personal communications network applications and private communications network markets. During the second half of fiscal year 1998, we recorded additional provisions of $15.1 million (net of income taxes) for additional losses on disposal of these divisions. These provisions were primarily for adjustments to the combined losses on sale and for higher than anticipated operating losses prior to disposal of both divisions. The operating results, loss on disposal, and financial position of these divisions have been classified as discontinued operations in our financial statements through the divestiture dates. Revenue from the MN and STS discontinued operations was $83.2 million in fiscal year 1998 for the period prior to disposal. The loss from discontinued operations (net of income taxes) for MN and STS was accrued as part of the net loss on disposal.

In May 1995, our MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified us with respect to the Nokia claims. Tadiran subsequently took the position that we were responsible for the Nokia claims, based upon allegations that we failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In January 2000, Adaptive Broadband Corporation and Tadiran settled the Nokia claims for $2 million, and Tadiran and we reserved rights against each other. In May 1999, we began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which later had been liquidated at $2 million. In April 2000, we and Tadiran settled all claims against each other. The Nokia and Tadiran settlements had no impact on our financial position, results of operations or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, our net working capital was $73.1 million, which included cash and cash equivalents of $16.5 million, as compared to net working capital of $82.0 million, which included cash and cash equivalents of $48.9 million, at June 30, 1999. The decrease in cash and cash equivalents was primarily due to cash used for continuing operations and the stock repurchase plan, offset by proceeds from the issuance of treasury and common stock.

Cash used for continuing operating activities was $48.8 million in fiscal year 2000, compared with cash used for continuing operating activities of $15.6 million and $21.4 million in fiscal years 1999 and 1998. Cash used in fiscal 2000 was primarily due to a loss from operations, increase in accounts receivable and inventories, offset by increases in accounts payable and other accrued liabilities.

Cash used in investing activities for fiscal year 2000 was $22.2 million, primarily for $9.3 million of capital expenditures, $1.3 million for the first portion of the contingent purchase price for ABL, $1.0 million for an investment in Cambridge Broadband Limited, and $1.0 million for an investment in Astro Terra. In addition, $9.7 million was used in discontinued operations activities. Cash generated from investing activities for fiscal year 1999 was $48.4 million, primarily from proceeds of $80.6 million (net of transaction costs) from the sale of our Government Division, offset by cash used in discontinued operations of $19.0 million, the acquisition of ABL for $10.6 million, and capital expenditures of $2.1 million. Cash generated from investing activities for fiscal year 1998 was $79.9 million, primarily from the sale of MN, STS and the Services Division for approximately $66.7 million.

Our fiscal year 2000 financing activities included the receipt of $43.0 million from the sale of our common stock under on-going stock option and stock purchase plans offset by a $1.1 million premium paid by us on the conversion of notes, which is described in the section titled "Interest Income (Expense) and Other".

On October 6, 1998, our Board of Directors increased the number of shares authorized for repurchase on the open market to 12 million. We acquired approximately 0.3 million shares of common stock for $3.3 million, 2.2 million shares of common stock for $15.7 million, and 3.2 million shares of common stock for $34.1 million, in fiscal years 2000, 1999, and 1998, respectively. The shares repurchased subsequent to February 1998 totaled 5.6 million. We are not currently repurchasing on an active basis.

During the third quarter of fiscal year 2000, we entered into a secured revolving credit facility with available credit of $25 million that expires in March 2003. The annual commitment fee on the unused portion of the facility and the interest rate for borrowings vary based upon our ratio of funded debt to earnings before interest, amortization and taxes, with the maximum commitment fee set at 0.25% and the maximum borrowing rate set at the bank's rate plus 0.5%. The maximum borrowing rate was 10.0% at June 30, 2000. The net borrowing capacity under our credit facility was $25 million as of June 30, 2000.

We believe that our current cash position, funds generated from operations, available credit facility and proceeds from the sale of EFData, MRC and MDS in July 2000, will be adequate to meet our requirements for working capital and capital expenditures for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the fiscal year 2001. Management does not anticipate that the adoption of the new Statement will have a material impact on our financial position, results of operations or cash flow.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101.
SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is required to be adopted by December 31, 2000. We are currently evaluating the impact of SAB 101. Based on presently available guidance, we do not anticipate the adoption of SAB 101 to have any material impact on our financial position, results of operations and cash flows.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 is not expected to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

     Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We maintain a strict investment policy designed for the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, U.S. Treasury notes and money market funds, all with maturities at the date of purchase of 90 days or less. Floating rate investments may produce less income than expected if interest rates fall. We are also exposed to interest rate risk to the extent of our borrowings under our revolving credit facility. At June 30, 2000, we had no borrowings under this credit facility and, therefore, no exposure to interest rate movement on our debt.

     The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).


                                                         2001            2002           2003           2004
Cash and cash equivalents                             $16,486              --             --             --
Average rate                                              6.1%             --             --             --

Total investment securities                           $16,486              --             --             --
Average rate                                              6.1%             --             --             --

     We mitigate default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

Foreign Currency Exchange Risk:

     We transact business in foreign currencies and, accordingly, are subject to exposure from adverse movements in foreign currency exchange rates. The primary foreign currency risk exposure is related to U.S. dollar to British pound, and U.S. dollar and British pound to Euro conversions. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. All of our revenues are earned in U.S. dollars while operating expenses incurred by our United Kingdom office are denominated primarily in European currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We do not use derivative financial instruments for speculative trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADAPTIVE BROADBAND CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Report of Ernst & Young LLP, Independent Auditors.........................  27
Consolidated Statements of Operations.....................................  29
Consolidated Balance Sheets...............................................  28
Consolidated Statements of Stockholders' Equity...........................  30
Consolidated Statements of Cash Flow......................................  31
Notes to Consolidated Financial Statements................................  32

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Adaptive Broadband Corporation

We have audited the accompanying consolidated balance sheets of Adaptive Broadband Corporation at June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adaptive Broadband Corporation at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                    /s/ ERNEST & YOUNG LLP

Palo Alto, California
July 24, 2000


                                      ADAPTIVE BROADBAND CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Dollars in thousands, except per share data)

Years ended June 30,                                              2000             1999           1998
                                                               ------------   --------------   ------------
Revenue                                                            $ 28,704         $      -       $      -
Costs of revenue                                                     26,583                -              -
                                                               ------------   --------------   ------------
Gross margin                                                          2,121                -              -
Expenses:
Research and development                                             17,109            4,731            329
Sales, marketing and administration                                  24,259           12,157         13,874
Amortization of intangible assets                                       361              275              -
Purchased in-process research and development                             -            8,210              -
Restructuring and other charges                                           -                -            624
                                                               ------------   --------------   ------------
Total expenses                                                       41,729           25,373         14,827
                                                               ------------   --------------   ------------

Operating loss                                                      (39,608)         (25,373)       (14,827)
Interest expense                                                     (1,054)          (4,503)        (4,007)
Interest income                                                       1,802              469            182
Premium on conversion of notes                                       (1,093)               -              -
Write-down of investment                                             (1,775)               -              -
                                                               ------------   --------------   ------------

Loss from continuing operations before income taxes                 (41,728)         (29,407)       (18,652)
Benefit from income taxes                                           (15,023)          (8,613)        (6,715)
                                                               ------------   --------------   ------------
Loss from continuing operations                                     (26,705)         (20,794)       (11,937)
Discontinued operations:
Income (loss) from discontinued operations, net of income tax         4,097           (3,867)        15,838
Gain (loss) on disposal, net of income taxes                         (8,263)          36,281        (11,661)
                                                               ------------   --------------   ------------
                                                                     (4,166)          32,414          4,177
                                                               ------------   --------------   ------------

Net income (loss)                                                  $(30,871)        $ 11,620       $ (7,760)
                                                               ============   ==============   ============

Basic and diluted earnings (loss) per share:
Loss from continuing operations                                     $(0.80)         $ (0.70)       $  (0.36)
Income (loss) from discontinued operations                          $(0.12)         $   1.09       $   0.13
                                                               ------------   --------------   ------------
Net income (loss)                                                   $(0.92)         $   0.39       $  (0.24)
                                                               ============   ==============   ============

Weighted average shares used in computing basic and diluted          33,424           29,774         32,726
 earnings (loss) per share

See accompanying notes.

                                               ADAPTIVE BROADBAND CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                         (Dollars in thousands, except per share data)

                                                                       June 30, 2000                 June 30, 1999
                                                                ------------------------       -----------------------
Assets
------
Current Assets:
     Cash and cash equivalents                                         $ 16,486                      $ 48,887
     Accounts receivable, less allowance for doubtful
      accounts of $1,352 in 2000                                         16,312                             -
     Inventories                                                         14,870                         1,116
     Deferred income taxes                                                6,839                        14,293
     Prepaid expenses and other current assets                            2,124                         2,938
     Net current assets of discontinued operations                       64,259                        42,057
                                                                ------------------------       -----------------------
                   Total current assets                                 120,890                       109,291
                                                                ------------------------       -----------------------


Property, plant and equipment, net                                        9,994                         3,088
Deferred income taxes                                                    14,235                         3,805
Intangible assets, net                                                    2,943                         2,054
Other assets                                                              3,765                         3,017
Net long-term assets of discontinued operations                          47,021                        50,078
                                                                ------------------------       -----------------------
                                                                       $198,848                      $171,333
                                                                ========================       =======================


Liabilities and Shareholders' Equity
-----------------------------------
Current Liabilities:
     Accounts payable                                                   $  9,664                      $  2,132
     Accrued liabilities                                                  38,122                        25,118
                                                                ------------------------       -----------------------
                   Total current liabilities                              47,786                        27,250
                                                                ------------------------       -----------------------


Long-term Liabilities:
Convertible subordinated notes                                                 -                        57,500
Other long-term liabilities                                                    -                         1,590

Commitments and Contingencies (see Note 8)

Shareholders' Equity:
     Preferred stock, $0.10 par value, 5,000,000 shares
      authorized; zero shares issued                                           -                             -
     Common stock, $0.10 par value, 249,200,000 shares
      authorized; 37,489,615 shares issued in 2000
      and 33,258,062 issued in 1999                                        3,749                         3,326
     Capital in excess of par value                                      153,060                        94,010
     Treasury stock, no shares held in 2000;
      4,071,408 shares held in 1999                                            -                       (36,066)
     Retained earnings (deficit)                                          (5,747)                       23,723
                                                                ------------------------       -----------------------
                   Total shareholders' equity                            151,062                        84,993
                                                                ------------------------       -----------------------


                                                                        $198,848                      $171,333
                                                                ========================       =======================




See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three years ended June 30, 2000
(Dollars in thousands)


                                                                                                              Unamortized   Total
                                                                            Capital in             Retained   restricted    share-
                                                       Common Stock         excess of   Treasury   earnings   stock plan    holders'
                                                     Shares     Amount      par value    stock     (deficit)   expense      equity
                                                 -----------------------------------------------------------------------------------

 Balance at June 30, 1997                          32,812,946     $3,282     $ 91,608 $      -    $ 23,577   $  (443)     $ 118,024

 Common stock issued under:
   Stock option, restricted stock
     and stock purchase plans                         445,116         44        2,402                            443          2,889
   Treasury stock purchases
     (3,191,000 shares)                                                                (34,104)                             (34,104)
   Common stock issued from treasury shares for
      stock option and stock purchase plans
       (620,840 shares)                                                                  6,273        (769)                   5,504
 Net loss                                                                                           (7,760)                  (7,760)
                                                 -----------------------------------------------------------------------------------
 Balance at June 30, 1998                          33,258,062      3,326       94,010  (27,831)     15,048         -         84,553
                                                 -----------------------------------------------------------------------------------


   Treasury stock purchases
     (2,155,000 shares)                                                                (15,706)                             (15,706)
   Common stock issued from treasury shares for
      stock option and stock purchase plans
      (653,752 shares)                                                                   7,471      (2,945)                   4,526
 Net income                                                                                         11,620                   11,620
                                                 -----------------------------------------------------------------------------------
 Balance at June 30, 1999                          33,258,062      3,326       94,010  (36,066)     23,723         -         84,993
                                                 -----------------------------------------------------------------------------------


 Common stock issued under:
   Stock option and stock purchase plans              188,917         19        2,799                                         2,818
   Treasury stock purchases                                                                                                       -
     (252,500 shares)                                                                   (3,321)                              (3,321)
   Common stock issued from treasury shares for
      stock option and stock purchase plans
      (4,323,908 shares)                                                                39,387       1,401                   40,788
    Conversion of notes                             4,042,636        404       56,251                                        56,655
 Net loss                                                                                          (30,871)                 (30,871)
                                                 -----------------------------------------------------------------------------------
 Balance at June 30, 2000                          37,489,615    $ 3,749     $153,060 $      -    $ (5,747)  $     -      $ 151,062
                                                 ===================================================================================


See accompanying notes.

                        ADAPTIVE BROADBAND CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)



                                                                          2000                  1999                   1998
                                                                      ------------          -------------          ------------
Operating activities:
Loss from continuing operations                                          $(26,705)              $(20,794)             $(11,937)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating activities:
        Purchased in-process research and development                           -                  8,210                     -
        Loss on investment                                                  1,775                      -                     -
        Premium on conversion of notes                                      1,093                      -                     -
        Depreciation and amortization                                       2,362                    499                   940
        Amortization of intangible assets                                     361                    274                     -
        Deferred income taxes                                             (16,608)                (8,613)               (6,715)
Net effect of change in:
        Income tax refunds                                                      -                      -                10,085
        Accounts receivable                                               (16,312)                     -                     -
        Inventories                                                       (13,754)                (1,116)                    -
        Prepaid expenses and other assets                                    (554)                (3,331)                    -
        Accounts payable                                                    7,532                    379                (1,312)
        Accrued and other liabilities                                      12,013                  8,925               (12,486)
Net cash used in continuing operations                                    (48,797)               (15,567)              (21,425)
                                                                      -----------          -------------          ------------

Investing activities:
Capital expenditures                                                       (9,268)                (2,118)                  (70)
Acquisitions and investments in businesses                                 (3,250)               (11,111)                    -
Proceeds from sale of discontinued operations, net                              -                 80,619                66,726
                                                                      -----------          -------------          ------------
Net cash used in continuing operations investing activities               (12,518)                67,390                66,656
Net cash provided by (used in) discontinued operations activities          (9,679)               (19,022)               13,222
Net cash provided by (used in) investing activities                       (22,197)                48,368                79,878
                                                                      -----------          -------------          ------------
Financing activities:
Payments on long-term debt                                                      -                      -                (6,000)
Proceeds from issuance of common stock                                     43,007                  4,526                 7,546
Purchase of treasury stock                                                 (3,321)               (15,706)              (34,104)
Premium paid on conversion of notes                                        (1,093)                     -                     -
Repayment of convertible subordinated notes                                     -                      -                (5,700)
Net cash provided by (used in) financing activities                        38,593                (11,180)              (38,258)
                                                                      -----------          -------------          ------------

Net increase (decrease) in cash and cash equivalents                      (32,401)                21,621                20,195
Cash and cash equivalents at beginning of period                           48,887                 27,266                 7,071
Cash and cash equivalents at end of period                               $ 16,486               $ 48,887              $ 27,266
                                                                      -----------          -------------          ------------

Supplemental cash flow information:
Cash paid during the period for:
        Interest                                                         $     32              $  4,485               $  3,868
        Income taxes                                                        1,118                     5                      -
Noncash transaction:
        Conversion of Notes to Common Stock                              $ 57,500              $      -               $      -

See accompanying notes.

ADAPTIVE BROADBAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Adaptive Broadband Corporation (ADAP or the "Company") is a supplier of data communications transmission equipment that is developing leading-edge technology for the deployment of broadband wireless communication over the Internet. The Company operates in one business segment.

Principles of Consolidation and Reclassification
The consolidated financial statements include the accounts of Adaptive Broadband Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive Income or Loss
For fiscal years 2000, 1999 and 1998, the Company's comprehensive loss approximates its net loss.

Use of Estimates; Risks and Uncertainties
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates are used in determining amounts reported in the financial statements and accompanying notes such as the accounting for income taxes, amounts to be realized on the sale of discontinued operations and contingencies. Actual results could differ from estimates.

Fiscal Year
During fiscal year 1998, the Company changed its fiscal year end to June 30 from a 52 - 53 week fiscal year ending on the Saturday closest to June 30. For clarity, all fiscal periods are reported on a calendar month end. This change did not have a significant impact on the Company's consolidated financial statements.

In July 2000 the Board of Directors approved a resolution to change the Company's fiscal year end from June 30 to December 31. Changing the fiscal year, effective December 31, 2000, will align the Company's reporting periods with more companies in its peer group, making financial comparisons more readily apparent.

Cash Equivalents and Short-Term Investments
Cash equivalents are carried at fair value and consist of highly liquid investments, primarily commercial paper and money market funds, with original maturities of 90 days or less. These investments are carried at cost which approximates fair value. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company has not experienced losses from these cash equivalents and short-term investments.

Inventories
Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist primarily of finished goods.

Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed under the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term.

The Company capitalizes costs to develop internal use software in accordance with Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that all costs related to the development of internal use software be expensed as incurred, other than those incurred during the application development stage. Costs incurred and capitalized in continuing operations during the application development stage were $2.9 million at June 30, 2000.

As of June 30, property, plant and equipment consisted of the following (in thousands):

                                                                 Life                        2000             1999
                                                               -----------------------------------------------------
Office and computer equipment                                    2-7 years                  $ 5,473          $ 2,102
Engineering and test equipment                                   3-10 years                   4,066              554
Software                                                         5 years                      2,887              858
Leasehold improvements                                           Lease term                     937              581
                                                                                   ---------------------------------
                                                                                             13,363            4,095
Less: accumulated depreciation and amortization                                              (3,369)          (1,007)
                                                                                   ---------------------------------
                                                                                            $ 9,994          $ 3,088
                                                                                   =================================

Depreciation and amortization expense on property, plant and equipment was $2.4 million, $0.5 million, and $0.9 million for fiscal years 2000, 1999 and 1998, respectively.

Intangible Assets of Acquired Business

For acquisitions accounted for under the purchase method (see Note 11), the excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets based on fair value. The carrying value of the intangible assets is reviewed if the facts and circumstances suggest that the asset may be impaired. If this review indicates that the intangible assets are not recoverable, the carrying value is reduced appropriately. The following table summarizes net intangible assets of acquired business:



                                              Amortization
(Dollars in thousands)                           Period           June 30, 2000           June 30, 1999
------------------------------------------  ----------------  ---------------------  ------------------------
Goodwill                                    10 years                        $3,138                    $1,888
Assembled workforce                         4 years                            440                       440
Less: accumulated amortization                                                (635)                     (274)
                                                                            ------                    ------
                                                                            $2,943                    $2,054
                                                                            ======                    ======

Revenue Recognition, Credit and Supplier Risk

Product revenue is generally recognized upon shipment to a credit-worthy customer. The Company performs ongoing credit evaluations of its customers and generally requires no collateral, but may require letters of credit, deposits, or prepayments denominated in U.S. dollars from certain of its domestic and international customers. The Company also maintains a credit insurance program to insure international receivables where a confirmed letter of credit may neither be cost effective nor available. Provisions are made at the time of revenue recognition for estimated warranty costs. The Company also maintains reserves for estimated credit losses.

Revenue from international customers was approximately 15% of total revenue in fiscal year 2000. Due to the early stage of product shipment of AB-Access, a substantial portion of revenue and bookings in fiscal year 2000 was from a limited number of customers. During fiscal year 2000, four customers each accounted for 10% or more of the Company's revenue and all four combined accounted for 75% of the Company's fiscal year 2000 revenue. While we are seeking to diversify our customer base, there can be no assurance that these efforts will be successful.

Currently, the Company relies on single source suppliers of materials and labor for the significant majority of its product inventory but is actively pursuing additional supplier alternatives.

The Company has outsourced its manufacturing and relies on its contract manufacturer, Solectron Corporation, for the production of its product. The inability of the contract manufacturer to fulfill supply requirements of the Company could negatively impact future results.

Earning (Loss) Per Share

Basic earning (loss) per share are calculated using the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share are calculated using the weighted average number of common shares outstanding during the period and the dilutive effect of stock options calculated using the treasury stock method. Options to purchase 3,875,401, 5,773,940 and 4,721,150 shares of common stock at June 30, 2000, 1999 and 1998, respectively, and common equivalent shares for the convertible notes were excluded from the calculation of diluted earning (loss) per share as their effect is antidilutive with respect to continuing operations.

Segment Information

The Company operates in one operating segment: the design, development, manufacturing, marketing and selling of broadband wireless communication systems.

New Accounting Pronouncements

In June 1998, Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. The Company's management does not anticipate that the adoption of the new Statement will have a material impact on the Company's financial position, results of operations or cash flow.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101.
SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101is required to be adopted by December 31, 2000. The Company is currently evaluating the impact of SAB 101. Based on presently available guidance, the Company does not anticipate the adoption of SAB 101 to have any material impact on the Company's financial position, results of operations and cash flows.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company's financial statements.

2. DISCONTINUED OPERATIONS AND DIVESTITURES

In January 2000, the Company's Board of Directors adopted a formal plan to sell its EFData Satellite Products Division (EFData), Microwave Radio Communications Division (MRC) and Microwave Data Systems Division (MDS). These three divisions qualify as segments of a business under Accounting Principles Board Opinion No. 30 as each operates in separate lines of businesses with separate customer classes. The Company's continuing business, the AB-Access Division, does not operate in these lines of businesses and sells to different customers. EFData is a leading provider of satellite communication technology focused on addressing the commercial, industrial and military markets. MRC provides the majority of the US analog and digital point-to-point microwave systems for transporting video signals for television broadcast operations, including electronic news gathering, satellite backhauls, studio-transmitter links and regional networks. MDS supplies data telemetry point-to-multipoint terrestrial radio systems.

In July 2000, all three divisions included in discontinued operations at June 30, 2000 were sold. EFData was sold to Comtech Telecommunications Corp for $61.5 million in cash. MDS was sold to Moseley Associates Incorporated for $38.6 million in cash and MRC was sold to Vislink for $19.3 million in cash.
The Company recorded an estimated loss of $8.3 million (net of income taxes of $11.3 million) on disposal of the three divisions in the fourth quarter of fiscal year 2000. Final accounting for these three divisions is subject to completion of the post-closing procedures provided for in the purchase agreements. The Company has accrued for transaction and other costs related to the EFData, MDS, and MRC sales that may occur in the post-closing procedures for the three divestitures of $8.3 million. The Company believes that the completion of these procedures will not have a material impact on the Company's financial position, results of operations or cash flows.

In April 1999, the Company completed the sale of its Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Government Division provided specialized products and services principally in the areas of communications, reconnaissance, and surveillance systems used in low-altitude airplanes. The Government Division sale price includes up to an additional $5 million cash payment, contingent upon the future performance of the divested business. The Company has not recognized any benefit for this contingent future payment. Final accounting for the Government Division is subject to completion of the post-closing procedures provided for in the Northrop Grumman agreement. The Company has accrued for future price adjustments that may occur in the post-closing procedures for the Government Division divestiture. At June 30, 2000, the discontinued operations reserve for the Government Division divestiture was $3.5 million. The Company believes that the completion of these procedures will not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 1998, Satellite Transmission Systems (STS) was sold to L-3 Communications Corporation (L-3) for $27 million in cash, and in April 1998, Microwave Networks (MN) was sold to Tadiran Ltd. (Tadiran) for $31.5 million in cash. STS was a systems integrator supplying turnkey satellite transmit/receive earth stations and networks for domestic, international and government applications. MN was engaged in the design, manufacture, sale and installation of high performance digital and analog microwave radios and transmission products for cellular, personal communications network applications and private communications network markets. During the second half of fiscal year 1998, the Company recorded additional provisions of $15.1 million (net of income taxes) for additional losses on disposal of these divisions. These provisions were primarily for adjustments to the combined losses on sale and for higher than anticipated operating losses prior to disposal of both divisions. The operating results, loss on disposal, and financial position of these divisions have been classified as discontinued operations in the Company's financial statements through the divestiture dates. Revenue from the MN and STS discontinued operations was $83.2 million in fiscal year 1998 for the period prior to disposal. The loss of $59.4 million from discontinued operations (net of income taxes) for MN and STS was accrued as part of the net loss on disposal.

In July 1999, Northrop Grumman filed a lawsuit against Adaptive Broadband alleging that the Company failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop Grumman acquired the Government Division of the Company in April 1999. No damages have been specified. In September 1999, Adaptive Broadband filed a cross-complaint against Northrop Grumman seeking to recover in excess of $3.7 million, which represents the amount that the Company contends Northrop Grumman appropriated from its bank accounts following the acquisition. The company believes that it has strong defenses and counterclaims and plans to vigorously defend the lawsuit filed by Northrop Grumman and to pursue its counterclaims. No provisions have been made for expenses that may be incurred to resolve the lawsuit, and Adaptive Broadband believes final resolution of the Northrop Grumman allegations will not have a material impact on its financial position, results of operations, or cash flows.

In May 1995, the Company's MN division entered into certain agreements with Nokia Telecommunications Oy (Nokia) pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran had subsequently taken the position that the Company was responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In January 2000, Adaptive Broadband Corporation and Tadiran settled the Nokia claims for $2 million, and reserved rights against each other. In May 1999, Adaptive Broadband began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which later had been liquidated at $2 million. In April 2000, Adaptive Broadband and Tadiran settled all claims against each other. The Nokia and Tadiran settlements had no impact on the Company's financial position, results of operations or cash flows.

The operating results and financial position of the EFData, MRC and MDS divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified as discontinued operations for all periods presented in the Company's financial statements. Total revenue from EFData, MRC and MDS was $175.0 million, $156.7 million and $175.3 million for fiscal years 2000, 1999 and 1998, respectively. The income (loss) from EFData, MRC and MDS, was $4.1 million net of income tax of $2.3 million, $(3.9) million net of income tax benefit of $1.9 million, and $15.8 million net of income taxes of $6.3 million for fiscal years 2000, 1999 and 1998, respectively. Total revenue from the Government Division discontinued operations was $67.7 million for fiscal year 1999 for the period prior to disposal, and $85.7 million for fiscal year 1998. Income from the Government Division discontinued operations (net of income taxes) was $2.0 million for fiscal year 1999 for the period prior to disposal, and $3.5 million for fiscal year 1998.

3. ACCRUED AND OTHER LIABILITIES

As of June 30, accrued liabilities consisted of the following:

(Dollars in thousands)
                                                                                         2000            1999
                                                                                ---------------------------------
Discontinued operations reserves                                                          $14,352         $ 7,226
Accrued payroll and payroll related                                                        12,167           4,832
Discounted receivable liability                                                             1,729           7,055
Income taxes payable                                                                        1,084             655
Warranties                                                                                  1,559               -
Restructuring reserves                                                                          -           2,803
Other                                                                                       7,231           2,547
                                                                                ---------------------------------
                                                                                          $38,122         $25,118
                                                                                =================================

In addition, accrued restructuring expenses applicable to non-utilized facilities of $1.1 million at June 30, 1999 are included in other long-term liabilities.

4. BORROWING ARRANGEMENTS

In March 2000, the Company entered into a secured revolving credit facility with available credit of $25 million that expires in March 2003. The annual commitment fee on the unused portion of the facility and the interest rate for borrowings vary based upon the Company's ratio of funded debt to earnings before interest, amortization and taxes, with the maximum commitment fee set at 0.25% and the maximum borrowing rate set at the bank's rate plus 0.5%. The maximum borrowing rate was 10.0% at June 30, 2000. The net borrowing capacity under the Company's credit facility was $25 million as of June 30, 2000.

The Company issued $57.5 million of 5.25%, convertible subordinated notes on December 15, 1993, due on December 15, 2003. These notes were convertible at any time prior to maturity, at the option of the holder, into shares of the Company's common stock at a price of $14.2188 per share. These notes were redeemable any time at the option of the Company and interest was payable semi-annually. The notes were subordinated to all existing and future senior indebtedness of the Company and were quoted on the Nasdaq National Market. During the second quarter of fiscal year 2000, at the request of certain note holders, the Company converted $34.1 million of its subordinated notes into approximately 2.4 million shares of common stock. Upon the conversion, the Company paid a $1.1 million premium which was equivalent to accrued interest on the converted notes plus 1.6%. The premium was charged to expense. During the third quarter of fiscal year 2000, the Company called the conversion of the remaining notes. As a result, the remaining principal amount of $23.4 million of its subordinated notes was converted into 1.6 million shares of common stock.

During the fiscal year 1998, the Company repaid a $5.7 million, five-year, 5% convertible subordinated note. The note was issued for cash to Motorola, Inc. concurrent with the close of a 1993 acquisition.

5. CAPITAL STOCK

Common Stock

On March 13, 2000, the Company's shareholders approved an increase in the authorized number of common shares from 29.2 million to 249.2 million shares. These additional shares may be used in the future, for example, to: declare stock-splits, raise additional capital, provide equity incentives to employees, officers or directors, establish strategic relationships with other companies and expand the company's business or product lines through the acquisition of other businesses or products. 18.7 million of these shares were used in connection with the stock dividend.

Stock Split

In March 2000, the Company's Board of Directors approved a stock-split in the form of a one-for-one common stock dividend. The dividend was applicable to shareholders of record on March 23, 2000, and effective on March 30, 2000. All references to share and per-share data for all periods presented have been adjusted to give effect to this one-for-one stock dividend, resulting in a two-for-one stock split.

Stock Repurchase Program

On February 5, 1998, the Company announced that its Board of Directors authorized the repurchase of up to 6 million shares of its common stock on the open market. On October 6, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to 12 million shares. The Company acquired approximately 252,500 shares of common stock for $3.3 million, 2.2 million shares of common stock for $15.7 million, and 3.2 million shares of common stock for $34.1 million, in fiscal years 2000, 1999, and 1998, respectively. The shares repurchased subsequent to February 1998 totaled 5.6 million. The Company is not currently repurchasing on an active basis.

Stockholder Rights

In July 1999, upon the expiration of the Company's previous stockholder rights plan, the Board of Directors approved the adoption of a new three-year Stockholder Rights Plan (Rights Plan) under which all stockholders of record as of July 26, 1999, would receive rights to purchase shares of common stock. The rights would be distributed as a non-taxable dividend and would expire on June 30, 2002. The rights also would be exercisable only if a person or a group acquires 20% or more of the Company's common stock or announces a tender offer for 50% or more of the common stock. In October 1999, the stockholders of the Company approved an amendment to the Company's certificate of incorporation adding a stockholder-friendly "chewable'' feature for the Rights Plan. This chewable feature requires the Company to redeem or otherwise make the Rights Plan inapplicable if the Company receives certain types of acquisition proposals and the stockholders vote to require it to do so. Also, the stockholders of the Company approved the use of the authorized 5.0 million preferred stock in connection with the Rights Plan instead of common stock.

Options and Other Stock Plans

Stock options have been granted to officers, directors and employees under the Company's stock option plans with exercise prices equal to the fair market value of the Company's common stock on the date of grant. Certain options outstanding vest upon attainment of specified increases in the stock price or after five years. Options granted prior to September 1997 and after December 1999 become exercisable in annual installments of 25% beginning one year after the date of grant. Options granted to the Company's directors become 100% exercisable upon grant. Options granted under the 1986 and 1992 stock option plans expire after ten years.

A summary of activity for 2000, 1999 and 1998 is presented below:

                                                                            Outstanding shares under option
                                                                                  Years ended June 30
                                                                     2000                 1999                  1998
                                                         ---------------------------------------------------------------
Beginning of year                                                   5,773,940            4,721,150             3,384,836
Granted                                                             2,707,000            2,787,500             2,975,600
Exercised                                                          (4,319,564)            (394,246)             (798,908)
Canceled                                                             (285,975)          (1,340,464)             (840,378)
                                                         ---------------------------------------------------------------
End of year                                                         3,875,401            5,773,940             4,721,150
                                                         ===============================================================
Weighted average fair value on date of grant                      $     25.83          $      6.43            $     3.98
Exercisable                                                         1,844,877            1,232,182             1,499,072
Available for grant                                                   218,155              183,966             1,671,954

                                                                             Weighted Average Exercise
                                                                                  Price Per Share
                                                                     2000              1999                  1998
                                                         ---------------------------------------------------------------
Beginning of year                                                 $    8.33          $   8.94               $  8.83
Granted                                                           $   41.69          $   7.74               $  8.83
Exercised                                                         $    9.69          $   7.12               $  7.25
Cancelled                                                         $   16.82          $   9.60               $  9.76
End of year                                                       $   29.53          $   8.33               $  8.94

The following table summarizes information about the Company's stock options outstanding at June 30, 2000.

                                     Options
                                   Outstanding
                                    Weighted
                                    Average                                Options Exercisable
                                    Remaining
Range of             Number         Contractual  Weighted Average      Number       Weighted Average
Exercise Price     Outstanding        Life       Exercise Price     Exercisable     Exercise Price
----------------------------------------------------------------------------------------------------
$ 0.32 - $8.00         371,157           7.84            $  6.37          347,633            $   6.32
$8.125 - $10.72      1,531,296           7.61               8.82        1,030,796                9.16
$11.625 - $33.00       434,058           9.49              24.30          242,808               17.93
$34.53 - $40.50        269,390           9.52              36.23          223,640               35.54
$60.94 - $73.56      1,269,500           9.62              61.66                -                   -
             -----------------                                    ---------------
                     3,875,401           8.63              29.53        1,844,877               12.98

The Company has an employee stock purchase plan under which employees may purchase shares, subject to certain limitations, at 85% of the lower of the fair market value of the shares at the beginning or end of a six-month purchase period. During fiscal year 2000, 185,546 shares were issued for $1,094,000, 259,506 shares were issued for $1,360,000 in fiscal year 1999, and 312,802 shares were issued for $1,924,000 in fiscal year 1998. Shares available for future issuance at June 30, 2000 were 161,454.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized for the stock plans. Had compensation expense for the Company's stock option and purchase plans been determined based on the fair value at the grant date for all options granted after June 30, 1995 under SFAS No. 123, the Company's net loss and net loss per share would have been increased and net income and net income per share decreased to the pro forma amounts below:

(Dollars in thousands, except per share amounts)
                                                          2000           1999          1998
                                                   -------------------------------------------
Net income (loss) - as reported                          $(30,871)       $11,620      $ (7,760)
Net income (loss) - pro forma                            $(51,222)       $ 5,833      $(10,837)
Diluted net income (loss) per share - as reported        $  (0.92)       $  0.39      $  (0.23)
Diluted net income (loss) per share - pro forma          $  (1.53)       $  0.19      $  (0.32)

The assumptions used to estimate the fair value of these options and the 15% discount on the employee stock purchase plan using the Black-Scholes option pricing model were:

                                                                     2000      1999      1998
                                                                ------------------------------
Risk free interest rate                                                5.8%      5.8%     5.75%
Expected volatility                                                   0.99      0.91      0.51
Expected life for options in years                                    2.55      4.12      4.15
Expected life for stock purchase plan in years                         0.5       0.5       0.5

6. EMPLOYEE BENEFIT PLANS

Defined Contribution Retirement Plan

The Company's defined contribution retirement plan covers substantially all employees. One part of the plan is a 401(k) savings plan, which allows employees to contribute pre-tax compensation up to the lesser of 20% of total annual compensation or the statutory calendar year limit, currently $10,000. The Company contributes up to $2,000 to each employee based on employee contributions up to $3,500. The second part of the plan arises out of the conversion by the Company of its previous cash profit sharing plan to a defined contribution plan. Contributions are allocated based on each employee's salary and length of employment. No profit sharing amounts were authorized for fiscal year 2000, 1999 or 1998. All of the above employer contributions are determined by and subject to the approval of the Company's Board of Directors. Contributions to these plans for employees of the continuing operations were $150,000 in 2000, $62,000 in 1999, and $20,000 in 1998.

Supplemental Executive Deferred Compensation Plan

The Company offers an executive deferred compensation plan, which permits participating executives to defer up to 70% of their salary and 80% of their bonus until termination from the Company, thereafter receiving a payout over a period of up to ten years. Such deferrals are not deemed to be protected by the Employee Retirement Income Security Act of 1974 (ERISA) fiduciary regulations and are thereby at risk, being assets of the Company. Plan participants may direct the investment of such monies into various investment vehicles. In 1999, the Company added a phantom stock alternative that allows investment in phantom shares of the Company's stock. The shares are valued at 100% of the closing price of the stock at the end of each month of directed contribution. In March 2000, the phantom stock plan was amended to require distributions from this option to be made in the form of the Company's stock. Prior to the amendment, the Company re-measured the liability at each reporting period based on changes in the Company's common stock price. The Company matches contributions at the rate of 100 shares for the first 400 employee shares and 200 shares for the next 400 employee shares purchased in a given calendar year. All Company matching contributions are vested over a period of two years. Purchase of phantom stock in this plan is credited toward attainment of executive stock ownership requirements but confers no rights of ownership, including voting rights, for the underlying phantom shares.

7. INCOME TAXES

The benefit from income taxes for continuing operations consisted of the following:

(Dollars in thousands)
                                2000               1999               1998
                   -------------------------------------------------------
Current:
Federal                     $      -            $     -            $     -
State                              -                  -                  -
Foreign                        1,585                  -                  -
                   -------------------------------------------------------

Subtotal                       1,585                  -                  -

Deferred:
Federal                     $(14,332)           $(7,297)           $(5,857)
State                         (2,276)            (1,316)              (858)
                   -------------------------------------------------------

Subtotal                     (16,608)            (8,613)            (6,715)
Total                       $(15,023)           $(8,613)           $(6,715)
                   =======================================================

The differences between the U.S. federal statutory income tax rate and the Company's effective rate for continuing operations were as follows:

                                                                                      2000           1999           1998
                                                                           ---------------------------------------------
U.S. federal statutory income tax rate                                                35.0%          35.0%          35.0%
State income taxes, net of federal benefit                                             3.4%           3.6%           3.0%
Intangible assets                                                                        -           (0.3%)            -
Foreign loss                                                                          (2.4%)            -              -
Debt conversion premium                                                               (0.9%)            -              -
In-process research and development reserve                                              -           (6.5%)            -
Other                                                                                  0.9%          (2.5%)         (2.0%)
                                                                           ---------------------------------------------
Total                                                                                 36.0%          29.3%          36.0%
                                                                           =============================================


Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred tax assets are as follows:

                                                                                           2000                  1999
                                                                          -------------------------------------------
Deferred tax assets:
Net operating loss carryforward                                                        $ 70,333               $ 7,280
Discontinued operations                                                                   2,287                13,571
Tax credits                                                                               3,276                 2,348
Compensation related                                                                      5,090                   289
Inventory                                                                                 1,269                     -
Warranty                                                                                  1,606                     -
Allowance for doubtful accounts                                                             737                     -
Other                                                                                     1,740                   799
                                                                          -------------------------------------------
Deferred tax assets                                                                    $ 86,338               $24,287
Valuation allowance                                                                     (65,063)               (5,687)
                                                                          -------------------------------------------
Deferred tax assets                                                                    $ 21,275               $18,600

Deferred tax liabilities:
Other                                                                                      (201)                 (502)
                                                                          -------------------------------------------
Net deferred tax assets                                                                $ 21,074               $18,098
                                                                          ===========================================

At June 30, 2000, the Company had net deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $21.1 million, after being offset by a valuation allowance of $65.1 million and deferred tax liabilities of $ 0.2 million. Realization of the majority of the net deferred tax assets is dependent on the Company's ability to generate approximately $53 million of future United States taxable income. Of the valuation allowance, $59.4 million represents future stock deductions that will be credited to additional paid-in capital when released. Management believes that it is more likely than not that the assets will be realized based on forecasted income including contractual commitments of customers. However, there can be no assurance that the Company will meet its expectations of future income. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowance.

At June 30, 2000, the Company had federal net operating loss carry forwards of approximately $200 million to offset future taxable income, including $154 million arising from stock option exercises, benefit of which will be credited to additional paid-in capital when realized. These net operating loss carry forwards begin to expire in the year 2013 through 2020. The Company has alternative minimum tax and research credit carryforwards of approximately $1.9 million and $1.9 million, respectively. The alternative minimum tax credits can be carried forward indefinitely. The research tax credit carryforwards begin to expire in the year 2012 through 2020.

A deferred income tax asset was not recorded for a $2.9 million loss incurred by the Company's Irish subsidiary as it is intended that the subsidiary's future earnings be indefinitely invested in operations outside the United States.

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

All of the buildings occupied by the Company are occupied under operating leases that expire in one to nine years. Certain of these leases contain escalation clauses. Rent expense for continuing operations for the three years ended June 30, 2000, 1999 and 1998 was $846,000, $336,000, and $88,000. Lease commitments which are payable by the Company, exclusive of property taxes, will be due as follows: 2001--$2,319,000; 2002--$2,482,000; 2003--$2,504,000; 2004--$2,556,000;
2005--$2,657,000, and thereafter--$2,790,000.

Purchase Order Commitments

As of June 30, 2000, the Company had outstanding purchase order commitments for materials of approximately $9.4 million to its manufacturing suppliers. The Company expects the fiscal year 2000 purchase orders to be fulfilled and the related invoices to be paid in fiscal year 2001.

Contingent Liabilities

The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

9. LITIGATION SETTLEMENT

The Company announced in November 1995 that a shareholders' class action lawsuit had been filed in the United States District Court for the northern District of California against it and certain of its former officers on behalf of persons who purchased shares of the Company's common stock between September 6, 1994 and June 29, 1995. The complaint filed in the lawsuit alleged certain violations of the federal securities laws by the Company and certain of its former officers and sought damages in an unspecified amount. Although the Company did not believe that it or its former officers committed any securities law violations and considered the allegations made in the class action suit to be without merit, in order to avoid the expense and distraction of protracted litigation, the Company reached an agreement to settle the lawsuit in its fiscal year 1998 second quarter. During its fiscal year 1998 second quarter, the Company recorded an expense for the settlement (including defense costs), in the amount of $1.9 million, before income taxes. The court approved the settlement on March 23, 1998.

10. RECEIVABLES FROM OFFICERS

In July 1997, the Company's Chief Executive Officer, Frederick D. Lawrence, received two loans totaling $466,667. The interest rates on both loans were equal to the Company's incremental borrowing rate on the loan origination date (9.0%). For both loans, one-half of accrued interest was forgiven on each of the first two anniversary dates of Mr. Lawrence's employment with the Company. In addition, one-half of the principal amount of the $316,667 loan was forgiven on Mr. Lawrence's first two anniversary dates of employment. The principal amount of the $150,000 loan was due in a balloon payment in July 1999 which due date, upon approval by the Board of Directors, was extended to July 2001.

In January 1998, the Company's Executive Vice President and Chief Financial Officer, Donna S. Birks, received an interest-free loan of $500,000 subject to various employment criteria. The principal amount is due in a balloon payment on the fifth anniversary of Ms. Birks' employment. The annual interest rate is 6.0%.

11. AQUISITIONS

On August 20, 1998, the Company acquired Adaptive Broadband Limited (ABL) a United Kingdom based company developing high-speed wireless Internet connectivity technology. The acquisition was accounted for under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identified intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. In the third quarter of fiscal year 2000, the Company paid $1.3 million as the first portion of the contingent purchase price, which was accounted for as additional goodwill. The remaining contingent portion of the purchase price will include payments up to $3.5 million and will be recorded as goodwill. The Company's results of operations for fiscal year 1999 include ABL's results from August 20, 1998.

In connection with the acquisitions of ABL, the Company allocated a significant portion of the purchase price to purchased in-process research and development. The Company estimated the fair value of the in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of the Company's weighted average cost of capital as well as other factors including the useful life of each technology, future profitability levels of the technology, the uncertainty of technological advances that were known at the time and the stage of completion of the technology. The Company believes that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount a third party would pay for the project.

At the date of the acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was expensed at acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of Adaptive Broadband required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2000 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from portions of the Proxy Statement under the captions "Compensation of Directors and Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Certain Stockholders-
Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

           Included in Part II of this report:

            Report of Ernst & Young LLP, Independent Auditors
            Consolidated statements of operations for each of the three years in the period ended June 30, 2000
            Consolidated balance sheets as of June 30, 2000 and 1999 Consolidated statements of shareholders' equity for each of the three years in the period ended June 30, 2000
            Consolidated statements of cash flows for each of the three years in the period ended June 30, 2000
            Notes to Consolidated Financial Statements

       (a) 2.   FINANCIAL STATEMENT SCHEDULES

          Included in Part IV of this report:
          Schedules for the three years ended June 30, 2000 Schedule II -- Valuation and Qualifying Accounts

          All other schedules are omitted because they are not required, or are not applicable, or the information is included in the consolidated financial statements or notes to the consolidated financial statements.

       (a) 3.   EXHIBITS

       3.1    Restated Certificate of Incorporation, as amended.

       3.2 Bylaws. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1994; incorporated herein by reference.)

       4.4 Amended and Restate Rights Agreement dated as of February 10, 2000 among Adaptive Broadband Corporation and BankBoston, N.A. (Exhibit to the Company's Form 8-K filed on March 2, 2000; incorporated herein by reference.)

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

       10.5 Lease of premises located at 2114 West 7th Street, Tempe, Arizona. (Exhibit to the Company's Form 10-K for the fiscal year ended
              June 30, 1996; incorporated herein by reference.)

       10.6 Lease of premises located at 175 West Wall Street, Glendale Heights, Illinois. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1996; incorporated herein by reference.)

       10.7 1992 Stock Option Plan, as amended. ** (Exhibit to Company's Form S-8 filed on March 29, 2000; incorporated herein by reference.)

       10.8 Letter Agreement with Frederick D. Lawrence**, dated July 16, 1997. (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1997; incorporated herein by reference).

       10.9 Letter Agreement with Donna S. Birks, dated December 12, 1997.** (Exhibit to Company's Form 10-K for its fiscal year ended June 30, 1998; incorporated herein by reference).

       10.10  Severance Agreement entered into in March 2000 with Donna S.
              Birks.**

       10.11  Severance Agreement entered into in March 2000 with Daniel
              Scharre.**

       10.12  Severance Agreement entered into in March 2000 with Ken Wees.**

       10.13 Promissory Note issued to Frederick D. Lawrence, as amended through September 21, 1999. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1999; incorporated herein by reference.)

       10.14  Severance agreement entered into in February 2000 with George
              Arena**

       10.15 Asset Purchase Agreement between L-3 Communications Corporation and California Microwave, Inc. dated as of December 19, 1997 and amendment thereto. (Exhibits to the Company's Form 8-K filed on February 13, 1998; incorporated herein by reference.)

       10.16 Amendment to Retention and Severance Agreement with George Arena dated July 5, 2000.

       10.17 Asset Purchase Agreement between Tadiran Ltd. and California Microwave, Inc., dated as of March 1, 1998 and amendment thereto. (Exhibit to the Company's Form 8-K filed on April 27, 1998; incorporated herein by reference.)

       10.18 Stock Purchase Agreement Telscape International, Inc., California Microwave Service Division, Inc. and California Microwave, Inc. dated as of May 8, 1998. (Exhibit to the Company's Form 8-K filed on June 5, 1998; incorporated herein by reference.)

       10.19 Agreement, dated August 20, 1998, between (1) Olivetti Research Limited, Olivetti Telemedia S.p.A. and Oracle Corporation and (2) Pitcomp 174 Limited (a wholly-owned subsidiary of the Company), to be renamed Adaptive Broadband Limited. (Exhibit to the Company's Form 10-Q for the period September 30, 1998; incorporated herein by reference.)

       10.20 Asset Purchase Agreement, dated November 19, 1998, between California Microwave, Inc. and Crown International, Inc. (Exhibit to the Company's Form 10-Q for the period ended 31, 1998; incorporated herein by reference.)

       10.21 Asset Purchase Agreement dated March 10, 1999 between Northrop Grumman Corporation and California Microwave, Inc. (Exhibit to the Company's Form 8-K filed on March 17, 1999; incorporated herein by reference.)

       10.22 Asset Purchase Agreement dated June 14, 2000 between Microwave Data Systems, Inc., Moseley Associates Incorporated and Adaptive Broadband Corporation. (Exhibit to the Company's Form 8-K filed on July 25, 2000; incorporated herein by reference.)

       10.23 Amended and Restated Asset Purchase Agreement dated July 10, 2000, between Comtech Telecommunications Corp. and Adaptive Broadband Corporation (Exhibit to the Company's Form 8-K filed on July 25, 2000l incorporated herein by reference.)

       10.24 Asset Purchase Agreement dated June 27, 2000, between RF Technology, Inc. and Adaptive Broadband Corporation. (Exhibit to the Company's Form 8-K filed on August 10, 2000; incorporated herein by reference.)

       10.25 Lease of premises located in The Westbrook Center, Milton Road, Cambridge, England.

       10.26 Lease of premises located in Moffett Park, I & II Industrial Center, Sunnyvale, California.

       21     List of subsidiaries.

       23     Consent of Ernst & Young LLP, Independent Auditors.

       24     Power of Attorney.

       27     Financial Data Schedule for the fiscal year ended June 30, 2000.

       Exhibits are available from the Registrant upon request.

       **  Compensatory plan or arrangement.

       (b)  REPORTS ON FORM 8-K

            The following reports on Form 8-K were filed during the last fiscal quarter of fiscal 2000:

            Form 8-K filed on March 2, 2000 relating to adoption of a Rights
            Plan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 29, 2000         ADAPTIVE BROADBAND CORPORATION


                                    By /s/ FREDERICK D.LAWRENCE
                                       ------------------------
                                        Frederick D. Lawrence
                                        Chairman, and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Frederick D. Lawrence                    Chief Executive Officer (principal 2000           August 29, 2000
------------------------------------------   executive officer) and Director
FREDERICK D. LAWRENCE

/s/ Daniel L. Scharre                        President and Chief Operating Officer and         August 29, 2000
------------------------------------------   Chief Executive Officer of Adaptive
DANIEL L. SCHARRE                            Broadband Limited, a wholly owned
                                             subsidiary

/s/ Donna S. Birks                           Executive Vice President and Chief                August 29, 2000
------------------------------------------   Financial Officer (principal financial
DONNA S. BIRKS                               and accounting officer)

/s/ William B. Marx, Jr.*                    Director                                          August 29, 2000
------------------------------------------
WILLIAM B. MARX, JR.

/s/ Terry W. Ward*                           Director                                          August 29, 2000
------------------------------------------
TERRY W. WARD

/s/ Frederick W. Whitridge, Jr.*             Director                                          August 29, 2000
------------------------------------------
FREDERICK W. WHITRIDGE, JR.

/s/ George A. Joulwan*                       Director                                          August 29, 2000
------------------------------------------
GEORGE A. JOULWAN

/s/ Leslie G. Denend*                        Director                                          August 29, 2000
------------------------------------------
LESLIE G. DENEND

/s/ James C. Granger*                        Director                                          August 29, 2000
------------------------------------------
JAMES C. GRANGER

/s/ William L. Martin III*                   Director                                          August 29, 2000
------------------------------------------
WILLIAM L. MARTIN III

/s/ James T. Richardson*                          Director                                          August 29, 2000
------------------------------------------
JAMES T. RICHARDSON

*By /s/ KENNETH J. WEES
------------------------------------------
  KENNETH J. WEES
  Attorney-in-fact

                        ADAPTIVE BROADBAND CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     Years ended June 30, 2000, 1999, 1998
                            (Dollars in thousands)

                                            Balance at         Additions           Other                                Balance
                                             beginning          Charged          Additions                              at end
                                              of year          to income        (transfers)        Deductions           of year
                                          -------------     -------------    --------------      ---------------    -------------
2000
----
Allowance for doubtful accounts                 $     0           $ 1,352                $0             $      0          $ 1,352
Inventory reserves                                    0               650                 0                    0              650
Estimated liability for warranties                    0             1,559                 0                    0            1,559
Discontinued operations reserve (1)               7,226             8,300                 0               (1,174)          14,352


1999
----
Allowance for doubtful accounts                       0                 0                 0                    0                0
Inventory reserves                                    0                 0                 0                    0                0
Estimated liability for warranties                    0                 0                 0                    0                0
Discontinued operations reserve (1)               6,748             7,000                 0               (6,522)           7,226


1998
----
Allowance for doubtful accounts                       0                 0                 0                    0                0
Inventory reserves                                    0                 0                 0                    0                0
Estimated liability for warranties                    0                 0                 0                    0                0
Discontinued operations reserve (1)              12,538            25,214                 0              (31,004)           6,748


All amounts reflect activity in continuing operations.

(1) Represents reserves provided for losses on sales of discontinued operations, transaction costs and costs which may be incurred as a result of post-closing procedures.