Form 10-Q
period 2000-09-30
ADAPTIVE BROADBAND CORP
filed 2000-11-03
CIK 16357

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                           -----------------------

                                  FORM 10-Q

(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------

                                     OR

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from          to
                               -------      --------
Commission File Number 0-07428
                       -------

                         ADAPTIVE BROADBAND CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                  94-1668412
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or organization)

                            1143 Borregas Avenue
                         Sunnyvale, California 94089
                  (Address of principal executive offices)
                                 (Zip Code)

                               (408) 732-4000
            (Registrant's telephone number, including area code)

                 (Former name, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO
                                                   ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Classes                                                 Outstanding October 27, 2000
                         -------                                                 ----------------------------
Common Stock $.10 Par Value (and related share purchase rights)                         37,695,000

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ADAPTIVE BROADBAND CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                            ----------------------------------
                                                                 2000              1999
                                                            ----------------  ----------------
Revenue                                                           $  24,209         $   1,102
Costs of revenue                                                     16,854             1,370
                                                            ----------------  ----------------
Gross margin                                                          7,355              (268)

Expenses
Research and development                                              4,951             2,090
Sales, marketing and administration                                   7,627             4,710
Amortization of intangible assets                                       106                75
                                                            ----------------  ----------------
     Total expenses                                                  12,684             6,875
                                                            ----------------  ----------------
Operating loss                                                       (5,329)           (7,143)

Interest income (expense), net                                        1,612              (291)
Gain on disposal of investments                                       7,853                 -
                                                            ----------------  ----------------
Income (loss) from continuing operations before income
taxes                                                                 4,136            (7,434)

Income tax provision (benefit)                                        1,489            (2,676)
                                                            ----------------  ----------------
Income (loss) from continuing operations                              2,647            (4,758)

Discontinued operations
Income from discontinued operations,
  net of income taxes                                                     -               895
Loss on disposal, net of income taxes                                  (960)                -
                                                            ----------------  ----------------
                                                                       (960)              895
                                                            ----------------  ----------------
Net Income (Loss)                                                 $   1,687         $  (3,863)
                                                            ================  ================

Basic earnings (loss) per share
Income (loss) from continuing operations                          $    0.07         $   (0.16)
Income (loss) from discontinued operations                            (0.03)             0.03
                                                            ----------------  ----------------
Net Income (Loss)                                                 $    0.04         $   (0.13)
                                                            ================  ================
Weighted average common shares used in computing
basic earnings (loss) per share                                      37,597            29,439


Diluted earnings (loss) per share
Income (loss) from continuing operations                          $    0.07         $   (0.16)
Income (loss) from discontinued operations                            (0.03)             0.03
                                                            ----------------  ----------------
Net Income (Loss)                                                 $    0.04         $   (0.13)
                                                            ================  ================
Weighted average common shares used in computing
diluted earnings (loss) per share                                    39,080            29,439

                       ADAPTIVE BROADBAND CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                   (Unaudited)

                                                                September 30, 2000          June 30, 2000
                                                                ------------------          -------------
Assets
------
Current assets
      Cash and cash equivalents                                       $ 120,345                $ 16,486
      Accounts receivable, net                                           27,102                  16,312
      Inventories                                                         4,613                  14,870
      Deferred income taxes - current                                     6,693                   6,839
      Prepaid expenses and other current assets                           1,672                   2,124
      Net current assets of discontinued operations                           -                  64,259
                                                                ------------------          -------------
           Total current assets                                         160,425                 120,890
                                                                ------------------          -------------

Property, plant and equipment, net                                       10,180                   9,994
Deferred tax assets - non current                                        14,235                  14,235
Intangible assets, net                                                    2,837                   2,943
Other assets                                                              2,502                   3,765
Net long-term assets of discontinued operations                               -                  47,021
                                                                ------------------          -------------
                                                                      $ 190,179               $ 198,848
                                                                ==================          =============

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities
      Accounts payable                                                  $ 7,167                 $ 9,664
      Accrued liabilities                                                27,844                  38,122
                                                                ------------------          -------------
           Total current liabilities                                     35,011                  47,786
                                                                ------------------          -------------
Long-term liabilities                                                         -                       -

Shareholders' equity
      Common stock                                                        3,764                   3,749
      Capital in excess of par value                                    155,611                 153,060
      Accumulative other comprehensive loss                                (147)                      -
      Retained deficit                                                   (4,060)                 (5,747)
                                                                ------------------          -------------
           Total shareholders' equity                                   155,168                 151,062
                                                                ------------------          -------------
                                                                      $ 190,179               $ 198,848
                                                                ==================          =============

                       ADAPTIVE BROADBAND CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (unaudited)

                                                                                    Three Month Ended
                                                                                      September 30,
                                                                              --------------------------------
                                                                                  2000              1999
                                                                              --------------   --------------
Operating activities:
Income (loss) from continuing operations                                          $ 2,647          $ (4,758)
Adjustments to reconcile to net cash
 used in operating activities:
        Gain on disposal of investments                                            (7,853)                -
        Depreciation and amortization                                               1,189               198
        Deferred income taxes                                                       1,489            (2,676)
Net effect of change in:
        Accounts receivable                                                       (10,790)                -
        Inventories                                                                10,257               116
        Prepaid expenses and other assets                                            (788)             (123)
        Accounts payable                                                           (2,497)             (853)
        Other accrued liabilities                                                 (12,089)           (1,172)
                                                                              --------------    --------------
Net cash used in continuing operations                                            (18,435)           (9,268)
                                                                              --------------    --------------

Investing activities:
Capital expenditures                                                               (1,269)             (486)
Proceeds from sale of discontinued operations, net                                109,966                 -
Proceeds from sale of investments                                                  10,356                 -
                                                                              --------------    --------------
Net cash provided by (used in) continuing operations investing activities         119,053              (486)
Net cash provided by (used in) discontinued operations activities                   1,314            (9,021)
                                                                              --------------    --------------
Net cash provided by (used in) investing activities                               120,367            (9,507)
                                                                              --------------    --------------

Financing activities:
Proceeds from issuance of common stock                                              2,074             4,882
Purchase of treasury stock                                                              -            (3,321)
                                                                              --------------    --------------
Net cash provided by financing activities                                           2,074             1,561
                                                                              --------------    --------------

Net increase (decrease) in cash and cash equivalents                              104,006           (17,214)
Effect of exchange rate changes on cash                                              (147)                -
Cash and cash equivalents at beginning of period                                   16,486            48,887
                                                                              --------------    --------------
Cash and cash equivalents at end of period                                      $ 120,345          $ 31,673
                                                                              ==============    ==============

Supplemental cash flow information:
Cash paid during the period for:
        Interest                                                                    $ 137             $ 418
        Income taxes                                                                    9               864

                        ADAPTIVE BROADBAND CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.    Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Adaptive Broadband Corporation and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.
Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000, included in the Adaptive Broadband 2000 Annual Report to Shareholders.

Note 2.    Earnings Per Share

A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common share is as follows:

                                                                Three months ended September 30,
                                                          ---------------------------------------------
       (Shares in thousands)                                       2000                    1999
       ---------------------                              ---------------------    --------------------
       Weighted average common shares outstanding                 37,597                  29,439
       Diluted effect of employee stock options                    1,483                       0*
                                                          ---------------------    --------------------
       Weighted average common shares outstanding,
         assuming dilution                                         39,080                  29,439
                                                          =====================    ====================

* Excluded as the effect was anti-diluted.

Note 3.    Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 is summarized below:

                                                                 Three months ended September 30,
                                                          ----------------------------------------------
       (Dollars in thousands)                                     2000                     1999
       ----------------------                             -------------------    -----------------------
       Net income (loss)                                         $1,687                  $(3,863)
       Foreign currency translation adjustments                    (147)                       -
                                                          ------------------     -----------------------
       Comprehensive income (loss)                               $1,540                  $(3,863)
                                                          ==================     =======================

Note 4.    Segment Reporting

The Company operates in one operating segment: the design, development, manufacturing, marketing and selling of broadband wireless communication systems.

Note 5.    Discontinued Operations

In order to focus on the high-growth wireless broadband access market, in July 2000, the Company sold its EFData Satellite Products Division (EFData), Microwave Data Systems Division (MDS) and Microwave Radio Communications Division (MRC). The operating results and financial position of these three divisions have been classified as discontinued operations for all periods presented in the financial statements.

The Company recorded an estimated loss of $8.3 million (net of income taxes) on disposal of the three divisions in the quarter ended June 30, 2000. In the quarter ended September 30, 2000, the Company accrued an additional $1 million loss (net of income taxes) for final transaction related expenses. Final accounting for the MRC division is subject to completion of the post-closing procedures provided for in the MRC purchase agreement. The Company has been monitoring and has accrued for transaction costs related to the sales that may occur in the post-closing procedures and believes that the completion of these procedures will not have a material impact on its financial position, results of operations, or cash flows.

In April 1999, the Company completed the sale of its Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Government Division provided specialized products and services principally in the areas of communications, reconnaissance, and surveillance systems used in low-altitude airplanes. The Government Division sale price includes up to an additional $5 million cash payment, contingent upon the future performance of the divested business. Northrop Grumman has notified the Company that Northrop Grumman believes there is no basis for any contingent future payment. The Company has not recognized any benefit for this contingent future payment. Final accounting for the Government Division is subject to completion of the post-closing procedures provided for in the Northrop Grumman agreement. The Company has accrued for future price adjustments that may occur in the post-closing procedures for the Government Division divestiture. At September 30, 2000, the discontinued operations reserve for the Government Division divestiture was $3.2 million. The Company believes that the completion of these procedures will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

Note 6.    Inventories

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist primarily of finished goods.

Note 7.    Intangible Assets of Business Acquired

For acquisitions accounted for under the purchase method, the excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets based on fair value. The carrying value of the intangible assets is reviewed if the facts and circumstances suggest that the asset may be impaired. If this review indicates that the intangible assets are not recoverable, the carrying value is reduced appropriately. The following table summarizes net intangible assets of the acquired business:

                                                 Amortization
       (Dollars in thousands)                       Period            September 30, 2000          June 30, 2000
       ----------------------                    ------------       ----------------------------------------------
       Goodwill                                    10 years                 $3,138                   $3,138
       Assembled workforce                          4 years                    440                      440
       Accumulated amortization                                               (741)                    (635)
                                                                    ----------------------------------------------
                                                                            $2,837                   $2,943
                                                                    ==============================================

Note 8.    Borrowing Arrangements

In March 2000, the Company entered into a secured revolving credit facility with available credit of $25 million that expires in March 2003. The annual commitment fee on the unused portion of the facility and the interest rate for borrowings vary based upon the Company's ratio of funded debt to earnings before interest, amortization and taxes, with the maximum commitment fee set at 0.25% and the maximum borrowing rate set at the bank's prime rate plus 0.5%. The maximum borrowing rate was 10% at September 30, 2000. The net borrowing capacity under the Company's credit facility was $25 million as of September 30, 2000.

Note 9.    Shareholders' Equity

On October 6, 1998, the Company announced that its Board of Directors had increased the number of shares of common stock authorized for repurchase to twelve million. During the three months ended September 30, 1999, the Company acquired 252,500 shares of common stock for $3.3 million. Total shares repurchased to date was approximately 5.6 million under the authorized common stock repurchase plan. The Company is not currently repurchasing shares on an active basis.

On March 13, 2000, the Company's shareholders approved an increase in the authorized number of common shares from 29.2 million to 249.2 million shares. These additional shares may be used in the future, for example, to: declare stock-splits, raise additional capital, provide equity incentives to employees, officers or directors, establish strategic relationships with other companies and expand the company's business or product lines through the acquisition of other businesses or products. Approximate 18.7 million of these shares were used in connection with the stock dividend in March 2000. The March 2000 stock dividend has been reflected in these financial statements on a retroactive basis for all periods presented.

The following table summarizes the shareholders' equity for the three months ended September 30, 2000:

                                                                               Accumulative
                                                               Capital in         other                         Total Share-
                                      Shares                    excess of      comprehensive      Retained         holders'
(Dollars in thousands)                issued        Amount      par value          loss           earnings         equity
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000            37,489,615      $3,749      $153,060           $   -          $(5,747)        $151,062
Common stock issued for
  stock option and stock
  purchase plans                       150,531          15         2,551                                             2,566
Currency translation adjustment                                                     (147)                             (147)
Net income                                                                                          1,687            1,687
                                --------------------------------------------------------------------------------------------
Balance at September 30, 2000       37,640,146      $3,764      $155,611           $(147)         $(4,060)        $155,168
                                ============================================================================================

Note 10.    Shareholder Rights

In July 1999, upon the expiration of the Company's current stockholder rights plan, the Board of Directors approved the adoption of a new three-year Stockholder Rights Plan under which all stockholders of record as of July 26, 1999, will receive rights to purchase shares of common stock. The rights will be distributed as a non-taxable dividend and will expire on June 30, 2002. The rights also will be exercisable only if a person or a group acquires 20% or more of the Company's common stock or announces a tender offer for 50% or more of the common stock. In October 1999, the stockholders of the Company approved an amendment to the Company's certificate of incorporation adding a stockholder-friendly "chewable" feature for the Stockholder Rights Plan. This chewable feature requires the Company to redeem or otherwise make the Stockholder Rights Plan inapplicable if the Company receives certain types of acquisition proposals and the stockholders vote to require it to do so. Also, the stockholders of the Company approved the use of preferred stock in connection with the Stockholder Rights Plan instead of common stock.

Note 11.   Income Taxes

At September 30, 2000, the Company had net deferred tax assets of $20.9 million, after a valuation allowance of $65.1 million and deferred tax liabilities of $0.2 million. Realization of the majority of the net deferred tax assets is dependent on the Company's ability to generate approximately $52.3 million of future United States taxable income. Of the valuation allowance, $59.4 million represents future stock deductions that will be credited to additional paid-in capital when realized. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowance.

Note 12.   Contingent Liabilities

The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 13.   New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 133 has no material impact on our financial position, results of operations and cash flows.

The Company adopted FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." The adoption of FIN 44 has no material impact on our financial position, results of operations and cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is required to be adopted by December 31, 2000. We are currently evaluating the impact of SAB 101. Based on presently available guidance, we do not anticipate the adoption of SAB 101 to have any material impact on our financial position, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made below and in the Adaptive Broadband Corporations 2000 Annual Report to Shareholders contain forward-looking statements that involve risks and uncertainties, including statements regarding our markets, the ability to be a leader in our markets and to achieve our growth objectives, the future of network computing, data communications and broadcasting and other matters, as well as statements about the results of litigation or disputes, the results of post-closing procedures in connection with discontinued operations sale agreements, product mix and international operations, the effect of new accounting pronouncements, the realization of certain tax assets, adequacy of funds for the foreseeable future and expectations for fiscal year 2001 and beyond. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should not place undue reliance on these forward-looking statements. These statements reflect management's analysis only as of the date thereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the events or results discussed in the forward-looking statements. Factors that could cause our actual results to differ materially from these forward-looking statements include, but are not limited to, the level of demand for products, competition, new product introductions by competitors, the pace of market acceptance of our new products, our ability to participate and respond to rapid technological change, challenges in implementing the plan to divest our legacy businesses, availability of qualified personnel, risks related to international sales, delays in the receipt of orders or in the shipment of products, changes in demand for products, cost overruns, foreign currency exchange rate fluctuations, timely availability of supply of components, dependence on major orders from a small number of customers, limitations on our ability to reduce inventory and expenses if forecasts and expected demand are not realized, general economic conditions, and whether our claims and defenses in litigation and disputes are viewed as meritorious. For a more detailed discussion of these and other factors, see " Information Regarding Forward Looking Statements " in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and in our Consolidated Financial Statements and Notes to Consolidated Financial Statements. The Consolidated Financial Statements should be read in conjunction with this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

In order to focus on the high-growth wireless broadband access market, in July 2000, we sold the EFData Satellite Products Division (EFData), the
Microwave Data Systems Division (MDS) and the Microwave Radio Communications Division (MRC). The operating results and financial position of these three divisions have been classified as discontinued operations for all periods presented in the financial statements. See Note 5 - Discontinued Operations, of Notes to Condensed Consolidated Financial Statements for further discussion.

Share amounts and related information have been restated to reflect our stock-split in the form of a two for one common stock dividend paid on March 30, 2000.

RESULTS OF OPERATIONS

Overview

We are a supplier of data communications transmission equipment that is developing leading-edge technology for the deployment of broadband wireless communications over the Internet. Our AB-AccessTM fixed wireless broadband system (AB-Access) provides a high-speed means to bridge the "last mile" for business and residential subscribers by replacing or supplementing the traditional telephone company local loop. It offers two-way data transmission at rates up to 25 Mbps, which provides the capability for real-time video conferencing, voice, transmission of full streaming video, web surfing, and transmission of data files - all simultaneously and over one connection.

Following the successful field trials of AB-Access technology, we began to ship AB-Access products to customers in the first quarter of fiscal year 2000. As of September 30, 2000, we have generated over $1.5 billion of contracted five-year demand for the AB-Access product. These contracts generally required twelve-month rolling forecasts of product purchases, including penalty provisions in the event of a purchase order cancellation. Solectron Corporation (Solectron) has been contracted to manufacture the AB-Access product line with the goal of lowering per unit product costs as a result of manufacturing economies of scale.

Since our acquisition of Adaptive Broadband Limited (ABL) in August 1998, our operating activities have related primarily to developing a research and development organization, testing prototype designs and commencing the staffing of our sales, marketing, field services, and technical support organizations. We have incurred operating losses due to our investments in research and development, as well as sales and marketing of the AB-Access technology and product offerings. The substantial increase in our operating expenses over the same period a year ago was primarily due to our organizational expansion to provide support for the growth of our business.

For the quarter ended September 30, 2000, excluding a $7.9 million pre-tax gain on investments, we reported a net loss from continuing operations, which reflect solely the results of the AB-Access wireless broadband business, of $2.4 million, or $.06 per share, compared to a loss of $4.8 million, or $0.16 per share, for the same quarter a year ago.

Revenue

Revenue was $24.2 million for the quarter ended September 30, 2000, representing a $23.1 million increase from $1.1 million for the same period a year ago, which was the first quarter for shipments of AB-Access products. Revenue also increased from the quarter ended June 30, 2000 of $17.1 million, representing a 42% sequential growth. The increase is mainly due to increased market demand and manufacturing volume. We added 22 new customers to our active customer list during the quarter ending September 30, 2000, bringing number of total customers to 63.

The majority of our bookings and revenue were domestic; however, as we expand our product offerings to other frequency ranges useable in foreign countries, international revenue could increase significantly in the future. For the quarter ended September 30, 2000, international revenue accounted for approximately 18% of our total revenue. Currently, all of our international revenue is denominated in U.S. dollars. For the quarter ended September 30, 2000, three customers each accounted for 10% or more of our revenue and all three combined accounted for 76% of revenue.

We generally record bookings for new orders received if the product will be shipped to the customer within twelve months. New orders booked were $30.0 million for the quarter ended September 30, 2000, compared to bookings of $12.5 million for the same quarter a year ago. Backlog at September 30, 2000 was $72.4 million.

Gross Margin

As a percentage of revenue, our gross margin was 30% for the quarter ended September 30, 2000, compared with (24%) for the same quarter a year ago, and 15% for the quarter ended June 30, 2000. The significant improvement in our gross margin is largely attributable to increased efficiency on higher volume production, better manufacturing capacity utilization, as well as transition to manufacturing lower-cost ASIC (Application Specific Integrated Circuit) chips
for the AB-Access product platform.   The ASIC chip replaces four other high-
cost chips, thus reducing the cost of the AB-Access product.

Operating Expenses

Research and development expenses for continuing operations were $5.0 million and $2.1 million for the quarter ended September 30, 2000 and 1999. The increase in research and development expenses was mainly attributable to an increase in research and development personnel and outside consultants, as well as prototype charges for developing technology for products in multiple frequency bands for both the domestic and international markets. We believe that the continual and rapid introduction of new products and technologies is critical to sustaining growth within our current and future target markets, and we expect to continue to commit substantial resources to product development and engineering in future periods. In addition, we may consider acquiring additional technologies complementary to our business through strategic acquisitions.

Sales, marketing and administrative expenses for continuing operations were $7.6 million and $4.7 million for the quarter ended September 30, 2000 and 1999. The increase was primarily due to the expansion in our sales and marketing staffing to support the growing level of bid and proposal activities for the new AB-Access products, increased sales commissions associated with generating AB-Access revenue, and increased promotional and product marketing expenses. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

The amortization of intangible assets, which consist of assembled workforce and goodwill associated with the acquisition of ABL, was $0.1 million for the quarters ended September 30, 2000 and 1999.

Interest Income (Expense) and Other

Net interest income (expense) was $1.6 million and ($0.3) million for the quarter ended September 30, 2000 and 1999. The higher interest income in the quarter ended September 30, 2000 was primarily due to interest earned on higher average cash balances resulting from the sales proceeds of our discontinued operations and of our investments. In addition, interest expense was lowered due to the conversion of our $57.5 million 5.25% subordinated notes into common stock, and the payoff of our credit facility in the quarter ended December 30, 1999.

During the quarter ended September 30, 2000, we collected approximately $10.4 million of cash proceeds from the sale of our interests in Astro Terra Corporation, a laser communications technology company and recorded a gain of $7.9 million on the sale, net of loss on disposition of other investments.

Provision for Income Taxes

The income tax provision (benefit) from continuing operations was $1.5 million and ($2.7) million for the three months ended September 30, 2000 and 1999. The effective income tax rate for the three months ended September 30, 2000 and 1999 was consistent at 36%.

Discontinued Operations

In July 2000, we sold the EFData Satellite Products Division (EFData), the Microwave Data Systems Division (MDS) and the Microwave Radio Communications Division (MRC). We recorded an estimated loss of $8.3 million (net of income taxes) on disposal of the three divisions in the quarter ended June 30, 2000. In the quarter ended September 30, 2000, we accrued an additional $1 million loss (net of taxes) for final transaction related expenses. Final accounting for the MRC division is subject to completion of the post-closing procedures provided for in the MRC purchase agreement. We have been monitoring and have accrued for transaction costs related to the sales that may occur in the post-closing procedures. We believe that the completion of these procedures will not have a material impact on our financial position, results of operations, or cash flows.

In April 1999, we completed the sale of our Government Division to Northrop Grumman Corporation (Northrop Grumman) for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Government Division provided specialized products and services principally in the areas of communications, reconnaissance, and surveillance systems used in low-altitude airplanes. The Government Division sale price includes up to an additional $5 million cash payment, contingent upon the future performance of the divested business. Northrop Grumman has notified us that Northrop Grumman believes there is no basis for any contingent future payment. We have not recognized any benefit for this contingent future payment. Final accounting for the Government Division is subject to completion of the post-closing procedures provided for in the Northrop Grumman agreement. We have accrued for future price adjustments that may occur in the post-closing procedures for the Government Division divestiture. At September 30, 2000, the discontinued operations reserve for the Government Division divestiture was $3.2 million. We believe that the completion of these procedures will not have a material impact on our financial position, results of operations, or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, our net working capital was $125.4 million, which included $120.3 million of cash and cash equivalents, as compared to net working capital of $73.1 million, which included cash and cash equivalents of $16.5 million, at June 30, 2000. The increase in cash and cash equivalents was primarily due to proceeds from the sale of discontinued operations and investments, offset by cash used for continuing operations.

For the three months ended September 30, 2000, we used $18.4 million of cash for continuing operating activities, primarily due to a loss from operations, an increase in accounts receivable of $10.8 million and a decrease in accounts payable and other accrued liability of $14.5 million, offset by a decrease in inventory of $10.3 million. For the same period in the prior year, we used $9.3 million of cash for continuing operating activities, primarily due to a loss from operations and a decrease in accounts payable and other accrued liability of $2.0 million.

For the three months ended September 30, 2000, we collected $120.4 million of cash from investing activities, including proceeds from the sale of discontinued operations for $110.0 million, proceeds from the sale of technology investment
for $10.4 million, offset by $1.3 million used for capital expenditures.   For
the same period in the prior year, we used $0.5 million for capital expenditures and $9.0 million for discontinued operations.

For the three months ended September 30, 2000 and 1999, we received $2.1 million and $4.9 million cash from the sale of common stock under our stock option and stock purchase plans. During the quarter ended September 30, 1999, we acquired 252,500 shares of our common stock for $3.3 million, bringing the total shares repurchased to approximately 5.6 million shares under the board of directors authorized twelve million share common stock repurchase plan. The Company is not currently repurchasing shares on an active basis.

In March 2000, we entered into a secured revolving credit facility with available credit of $25 million that expires in March 2003. The annual commitment fee on the unused portion of the facility and the interest rate for borrowings vary based upon our ratio of funded debt to earnings before interest, amortization and taxes, with the maximum commitment fee set at 0.25% and the maximum borrowing rate set at the bank's prime rate plus 0.5%. The maximum borrowing rate was 10.0% at September 30, 2000. The net borrowing capacity under our credit facility was $25 million as of September 30, 2000.

We believe that our current cash position, funds generated from operations and available credit facility, will be adequate to meet our requirements for working capital, capital expenditures for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosure about Market Risks

Market risk disclosures set forth in our 2000 Annual Report to Shareholders have not changed significantly.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the registrant held on October 25, 2000 the shareholders

1. Elected 5 directors to hold office until the next Annual Meeting of Shareholders.

                                     For              Against
                                     ---              -------
       Frederick D. Lawrence         33,687,864       587,747
       Leslie G. Denend              33,708,359       567,252
       James C. Granger              33,705,909       569,702
       William L. Martin III         33,706,470       569,141
       James T. Richardson           33,703,910       571,701


2.  Approved amendments to the Company's 1992 Stock Option Plan.


       For             Against            Abstain        Non-Vote
       ---             -------            -------        --------
       19,974,859      1,902,820          101,949        12,295,983


Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibit 27.1 Financial Data Schedule

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on July 25, 2000, relating to Sale of Assets to Comtech Tele-communications Corp.

The Company filed a Current Report on Form 8-K on August 10, 2000, relating to Sale of Assets to Vislink PLC.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADAPTIVE BROADBAND CORPORATION
                                                            (Registrant)


November 3, 2000                      BY  /s/  Donna S. Birks
---------------------                     ------------------------------
Date                                      Donna S. Birks
                                          Executive Vice President
                                          Chief Financial Officer