Form 10-KT
period 2000-12-31
ADAPTIVE BROADBAND CORP
filed 2001-07-05
CIK 16357

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD July 1, 2000 to December 31,
                                                    ------------    ------------
     2000
     ----

                        COMMISSION FILE NUMBER 0-07428

                        ADAPTIVE BROADBAND CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         ____________________________

              DELAWARE                                       94-12668412
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

               1143 BORREGAS AVENUE, SUNNYVALE, CALIFORNIA 94089
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (408) 732-4000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
          (TITLE OF EACH CLASS)        (NAME OF EXCHANGE WHERE REGISTERED)
                  NONE                                NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.10 PAR VALUE
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __ NO X
                                               -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $11,313,861 as of June 22, 2001, excluding 59,295 shares outstanding at June 22, 2001 of the registrant's common stock held by directors, executive officers and holders of more than 10% of the registrant's common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: On June 5, 2001, there were 37,772,166 shares of common stock outstanding.

ITEM 1.   BUSINESS

Statements of Adaptive Broadband Corporation (the "Company" or "Adaptive Broadband") in this Form 10-K that are not historical facts, including statements about management's expectations for year 2001 and beyond, market demand for products, product development plans, competitive pressures and the regulatory environment are forward-looking statements that involve certain risks and uncertainties. Words such as "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We assume no obligation to update any forward-looking statement. Factors that could cause our actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those factors listed under the caption "Risk Factors."

RECENT DEVELOPMENTS

Adaptive Broadband has been affected by a number of material developments in 2001, certain of which are summarized below.

Termination of Merger Agreement and Management Changes

On January 11, 2001, Adaptive Broadband announced that we and Western Multiplex Corporation ("Western Multiplex") had agreed to terminate the merger agreement we had entered into in November 2000. At the same time, we announced that our board of directors (the "Board of Directors") had accelerated its management transition plan and promoted our President and Chief Operating Officer, Daniel
L. Scharre, to the position of Chief Executive Officer and our former Senior Vice President of Finance to the position of Chief Financial Officer to fill the vacancies created by the resignations of former Chief Executive Officer, Frederick Lawrence, and former Chief Financial Officer, Donna Birks. In April 2001, the Company retained a professional staffing firm to provide the services of an interim Chief Financial Officer having no previous association with the Company to replace the then current Chief Financial Officer who was appointed to the position of Senior Vice President of Corporate Development.

Restatement of Financial Statements

In March 2001, our Board of Directors and external auditors became aware of the existence of a June 2000 letter from the Company to a customer that could be construed as a "financing commitment." Because the existence of a financing commitment would impair revenue recognition with respect to a related sales transaction, we have reversed the $4.0 million of revenue recorded in the June 2000 quarter with respect to a sale of products to the customer that received the letter. In response to this situation, the Board of Directors established a Special Investigation Committee (the "Special Committee") and gave it a broad charter to review our past sales and related business practices as well as our past relevant accounting policies, practices and personnel. The Special Committee's charter extended beyond the single sales transaction that had initially led to the investigation to encompass any other sales transactions in any quarterly period that the Special Committee considered appropriate for review. The Special Committee retained independent special counsel to pursue its investigation. We publicly announced the expected restatement and pending investigation on March 15, 2001.

In March and April 2001, the Special Committee's counsel conducted its investigation of the Company's sales, marketing and related accounting practices during 2000. Among other things, special counsel reviewed sales transactions in detail, including inspection of relevant order administration and credit files and interviews with sales, order administration, accounting, legal and executive personnel having involvement with the transactions. Special counsel specifically looked for side letter commitments, waivers of payment obligations and other unusual terms or business practices.

Special counsel completed its investigation and reported its findings to the Special Committee, which then made its report to the Board of Directors on April 4, 2001. The investigation did not reveal the existence of any other sales transactions involving side letter commitments. However, special counsel did identify other sales transactions for further review and potential adjustment and made several organizational and operational recommendations to the Board of Directors. In response to the recommendations, the Board of Directors immediately implemented the recommended changes, including, on April 16, 2001, the retention of a professional staffing firm to provide the services of an interim Chief Financial Officer having no previous association with the Company.

Immediately following his appointment, our interim Chief Financial Officer began his own review of the Company's business and accounting policies and practices, including the investigation of past sales transactions and the additional review that had been recommended by the Special Committee's counsel. As a part of this investigation, in consultation with our Audit Committee, we determined that it was appropriate also to review the revenue recognized with respect to sales transactions recorded during the latter part of 2000 to determine whether any adjustments should be made as a result of the severe downturn that occurred in late 2000 in the point-to-multipoint segment of the wireless telecommunications industry. The review included every significant sales transaction that took place between approximately April 1, 2000 and December 31, 2000. The fact that many of the customers in the latter half of 2000 ultimately did not pay for or desired to return the products, together with our current understanding of the worsening financial condition experienced by many of our customers during this period, indicated retrospectively an unlikelihood of ultimate collection of the accounts receivable resulting from these sales. In light of this situation, we determined that the extension of credit to certain customers in the transition period 2000 was not supportable and we concluded that it would be most appropriate to record revenue only at the time of payment (as opposed to the time of product shipment) with respect to these transactions. The results of the review by the Special Committee and our interim Chief Financial Officer led to our decision to reverse revenue that had been recorded in the June, September and December 2000 quarters with respect to several additional sales transactions. We publicly announced the preliminary results of this review and the expected amounts of the adjustments on May 15, 2001.

As a result of the foregoing, our financial statements for the fiscal year 2000 and the quarter ended September 30, 2000 have been restated and our financial statements for the quarter ended December 31, 2000 differ from the summary preliminary results that we announced on January 25, 2001. The effects of these restatements on our statement of operations are as follows (in thousands except for per share amounts):

                                            Year ended                 Quarter ended           Quarter ended
                                          June 30, 2000             September 30, 2000       December 31, 2000
                                    ------------------------     -----------------------   -----------------------
                                       As                           As
                                    Reported     As Restated     Reported    As Restated   Preliminary     Final
                                    --------     -----------     ---------   -----------   -----------   ---------
Product revenue                     $ 28,059      $ 23,254       $ 23,557     $  2,178      $  7,774     $   3,010
Costs of product revenue              26,583        21,942         16,854       14,441         6,472        44,717
Sales, marketing and
  administration expense              24,259        24,793          7,627        6,066         8,002        12,701
Operating loss                       (39,608)      (40,306)        (5,329)     (22,734)      (42,911)      (64,681)
Income (loss) from continuing
  operations before income taxes     (41,728)      (42,426)         4,136      (13,269)      (41,708)      (81,215)
Income tax provision (benefit)       (15,023)      (15,275)         1,489        1,489        20,928        21,133
Income (loss) from continuing
  operations                         (26,705)      (27,151)         2,647      (14,758)      (62,636)      (99,348)
Income (loss) from
  discontinued operations             (4,166)       (3,825)          (960)        (960)           --           473
Net income (loss)                    (30,871)      (30,976)         1,687      (15,718)      (62,636)      (98,875)
Basic and diluted income
  (loss) per share:
  Income (loss) from continuing
   operations                       $  (0.80)     $  (0.81)      $   0.07     $  (0.39)     $  (1.66)    $  (2.64)
  Income (loss) from
   discontinued operations          $  (0.12)     $  (0.12)      $  (0.03)    $  (0.03)            -     $    0.02
                                    --------      --------       --------     --------      --------     ---------
  Net income (loss)                 $  (0.92)     $  (0.93)      $   0.04     $  (0.42)     $  (1.66)    $   (2.62)
                                    ========      ========       ========     ========      ========     =========

This report on Form 10-K includes the restated audited financial statements and related notes for fiscal year 2000 and restated unaudited financial data for the quarter ended September 30, 2000 and other information related to the restated financial statements, including revisions to Item 7 of Part II of this Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Class Action and Derivative Litigation

On and after March 19, 2001, several separate class action complaints were filed in the United States District Court, Northern District of California, against the Company and certain of its present and former officers and directors. These actions have now been consolidated as a single action brought on behalf of all persons or entities who purchased or acquired the Company's securities between August 10, 2000 and March 15, 2001 and alleging violations of federal securities laws through false and misleading statements made during this period regarding the Company's financial condition. The plaintiffs seek damages for the alleged inflated price of the securities purchased by all class members, attorneys' fees and costs of litigation. In addition, on May 16, 2001, a stockholder of the Company filed a complaint in the Superior Court of the State of California, County of Santa Clara, derivatively on behalf of the Company, against four current directors and the Company, as a nominal defendant. The complaint alleges essentially the same material facts as are alleged in the federal class action litigation, but instead is brought derivatively, on behalf of the Company. The plaintiff in this action seeks, on behalf of the Company, unspecified restitution and damages, equitable and/or injunctive relief to attach and impose a trust on the proceeds of any benefits accruing to defendants for their illegal acts, plaintiff's fees and costs of litigation. We intend to defend these actions vigorously, but we cannot give any assurance that they will not have a material adverse effect on the Company.

Nasdaq Stock Market Delisting

The Company's common stock (the "Common Stock") was delisted by the Nasdaq Stock Market ("Nasdaq") on May 22, 2001. As permitted by Nasdaq's procedures, we have requested Nasdaq to reconsider its delisting decision, but we cannot give any assurance that the Nasdaq listing of our Common Stock will be reinstated. Quotations for our Common Stock are now available through the "Pink Sheets" at www.pinksheets.com under the symbol "ADAP."

Expense Reduction Measures

We have aggressively reduced our expenses in order to be in a position to weather the very difficult market environment we have faced since late 2000. In particular, we have initiated reduction of our headcount from 230 at the end of 2000 to approximately 60 by June 30, 2001. We have also examined all of our other expense categories and implemented control measures intended to preserve cash and limit our cash disbursements to those we believe are necessary for our continued near-term operations. For more information about these actions, see
Item 7 of Part II of this Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Strategic Alternatives

In May 2001, we announced that the Board of Directors had authorized the exploration of various strategic alternatives, including a possible sale, merger or recapitalization of the Company.

GENERAL

Adaptive Broadband is a supplier of broadband communications transmission equipment for the deployment of broadband wireless communication over the Internet. Our technology platform provides high-capacity, last-mile point-to-multipoint and point-to-point links spanning the frequency range of 2 to 42 GHz with products currently in the 5.8 GHz U-NII (Unlicensed National Information Infrastructure) frequency. Our AB-Access product platform is being deployed by carriers such as Internet service providers ("ISPs") and competitive local exchange carriers ("CLECs"), as well as traditional telecommunications providers.

During the past three years, we divested non-core businesses and shifted our market and product focus to concentrate on emerging wireless broadband transmission equipment. On August 20, 1998, we acquired, for $10.9 million in cash, Adaptive Broadband Limited ("ABL"), a United Kingdom-based company developing high-speed wireless Internet connectivity technology. This technology is the basis for the AB-Access product line. During fiscal year 2000, we had successfully completed three major milestones in our fixed wireless broadband business: 1) demonstration that the technology, as implemented in our AB-Access products worked, as evidenced by successful in-house testing and customer trial deployments; 2) demonstration that our outsource contract electronics manufacturing partner, Solectron Corporation ("Solectron"), could successfully manufacture product with high reliability; and 3) demonstration that there was market-place demand for our products, as evidenced by initial success in signing several purchase agreement contracts with service provider customers. Our decision to focus on building the fixed wireless broadband business led to the process of divesting our remaining legacy satellite and terrestrial microwave product businesses. Additionally, effective April 29, 1999, we changed our corporate name to Adaptive Broadband Corporation from California Microwave, Inc.

The divestitures completed during the past three years aggregated $279.1 million of proceeds, which were primarily used to eliminate our credit facility balance of $31.8 million, invest in the development of the AB-Access products and repurchase Common Stock under the share repurchase program initiated in February 1998.

The following table describes the seven divestitures completed since 1998.

-------------------------------------------------------------------------------------------------------------------
                Divested Business                        Date                          Acquirer
                -----------------                        ----                          --------
-------------------------------------------------------------------------------------------------------------------
 Satellite Transmission Systems ("STS") Division    February 1998      L-3 Communications Corporation ("L-3")
-------------------------------------------------------------------------------------------------------------------
 Microwave Networks ("MN") Division                 April 1998         Tadiran, Ltd. ("Tadiran")
-------------------------------------------------------------------------------------------------------------------
 Services Division                                  May 1998           Telscape International, Inc.
-------------------------------------------------------------------------------------------------------------------
 Government Division                                April 1999         Northrop Grumman Corporation ("Northrop")
-------------------------------------------------------------------------------------------------------------------
 EFData Satellite Products ("EFData") Division      July 2000          Comtech Telecommunications Corp. ("Comtech")
-------------------------------------------------------------------------------------------------------------------
 Microwave Data Systems ("MDS") Division            July 2000          Moseley Associates Incorporated ("Moseley")
-------------------------------------------------------------------------------------------------------------------
 Microwave Radio Communications ("MRC") Division    July 2000          Vislink plc ("Vislink")
-------------------------------------------------------------------------------------------------------------------

Throughout 2000, product development was focused on enhancement and cost reduction of the 5.8 GHz U-NII product, and initial development activities of the MMDS (Multipoint Multichannel Distribution System), 3.5 GHz and LMDS (Local Multichannel Distribution System) products. The majority of sales were to domestic service providers focused primarily on wireless broadband access. Future opportunity was identified in Asia, based on expectations of licenses being allocated at the 5.8 GHz frequency.

In late 2000, the point-to-multipoint segment of the wireless telecommunications industry experienced a severe downturn. In February 2001, we announced that the soft United States broadband market was driving us to focus on our core 5.8 GHz AB-Access high-speed, fixed wireless broadband products and to expand into new market segments. We also said that we believed the appetite for broadband access remained strong, but that the market had yet to emerge. Therefore, we would focus on continued development of distribution channels, and product enhancements and cost reduction to drive growth and profitability. At that time, we said that we expected that two of our significant domestic customer bases, new service providers and CLECs, would remain soft for at least two quarters and the Company would size itself appropriately by reducing our workforce by one-third and consolidating facilities to be more competitively positioned for when those markets rebounded. We currently anticipate that the new service provider and CLEC market will remain soft at least until the beginning of 2002, although there can be no assurance that these markets will improve in such time frame or at all.

Continuing weakness in the domestic broadband market provider base resulted in our announcement in May 2001, that we planned to take additional actions to reduce operating expenses, including immediately implementing the reduction of our workforce to approximately 60 employees by June 30, 2001. These actions better align the Company to meet its strategic, operational and financial objectives during the very difficult market environment and to preserve our ability to achieve a leadership position if and when the fixed wireless market emerges. With sales, marketing and engineering staff comprising two-thirds of the workforce, and our current AB-Access 5.8 GHz products fully developed, we have focused on continuing to develop distribution channels and partnerships, releasing our AB-Access Extender 5.8 GHz backhaul product, developing product enhancements and ease of use features, and improving the ease of installation and deployment in order to help make our current and future customers successful. Additionally, we announced our intent to pursue strategic opportunities that will leverage our technology in combination with complementary products in the broadband marketplace.

RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be adversely affected.

Future Capital Needs; Uncertainty of Additional Financing

The Company has incurred recurring and increasing operating losses and negative cash flows from operating and investing activities. As of May 31, 2001, the Company had cash and cash equivalents of $30.3 million. In late 2000, the point-to-multipoint segment of the wireless telecommunications industry experienced a severe downturn, which materially adversely affected two of the Company's significant domestic customer bases, new service providers and CLECs. There can be no assurance that these markets will rebound in the near future, if at all. In addition, several of the Company's stockholders have filed lawsuits against the Company and certain of its current and former officers and directors alleging violations of federal and state securities laws. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern, as noted in the report of Ernst & Young LLP ("E&Y"), our independent auditors.

In response to the adverse market conditions, the Company has implemented aggressive expense reductions and control measures to limit cash distributions and preserve cash. As part of such measures, we began discussions with Solectron to negotiate a settlement amount and a payment schedule for outstanding amounts due under our manufacturing agreement with Solectron. We also suspended payments to Solectron pending completion of such negotiations. Subsequently, the Company received a demand letter from Solectron claiming a breach of the manufacturing agreement and demanding payment in full of the Company's obligations to Solectron. In addition, in May 2001 we suspended payments of our outstanding severance and deferred compensation obligations, including payments to former officers of the Company, to further preserve cash. We have received several demand letters from and several Demands for Arbitration have been filed by former employees demanding the payment of deferred compensation and severance obligations and claiming that the Company has breached the relevant severance agreements. There can be no assurance that such demand letters will not lead to litigation or arbitration or that we would prevail in any such litigation or arbitration. In addition, any such claims could result in substantial costs to the Company and diversion of its personnel.

Based upon our current working capital needs and outstanding commitments and assuming that no additional expense reduction measures or limitations on cash disbursements are implemented by us, the Company's obligations with Solectron are not successfully negotiated and the Company is required to pay its severance obligations, the Company believes that its existing capital resources and projected cash flows will not enable it to maintain its current operations through the end of 2001. There can be no assurance that the Company will successfully negotiate restructuring of its obligations to Solectron or that the Company will not be required to pay outstanding severance obligations.

To the extent that funds are insufficient, we would have to raise additional funds to meet our capital requirements or enter into a sale, merger, recapitalization or other strategic transaction with a third party. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock. No assurance can be given that additional financing will be available on acceptable terms, if at all, or that the Company will be successful in finding a strategic partner. If adequate funds are not available, we may have to, among other things, reduce substantially or eliminate expenditures for the development and marketing of our products, seek protection from our creditors or cease operations as a going concern.

Nasdaq Stock Market Delisting

Our Common Stock was listed on the Nasdaq National Market trading system on October 31, 1972. On May 22, 2001, our Common Stock was delisted by Nasdaq. As permitted by Nasdaq's procedures, we have requested Nasdaq to reconsider its delisting decision but we cannot give any assurance that the Nasdaq listing of our Common Stock will be reinstated. Even if the Nasdaq listing of our Common Stock is reinstated, there can be no assurance that an active trading market will develop or be sustained. As a result, the liquidity of our Common Stock has been adversely affected and investors may be reluctant to provide the Company with any financing that may be required to continue our operations.

Since our Common Stock is no longer listed on Nasdaq, it is deemed a "penny stock" and therefore subject to rules that impose additional sales practices on broker-dealers who sell such securities to persons other than established customers or accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. As a result, the rule may adversely affect the ability of the holders of our Common Stock to sell their shares in the secondary market.

Class Action and Derivative Litigation

On and after March 19, 2001, several separate class action complaints were filed in the United States District Court, Northern District of California, against the Company and certain of its present and former officers and directors. These actions have now been consolidated as a single action brought on behalf of all persons or entities who purchased or acquired the Company's securities between August 10, 2000 and March 15, 2001 and alleging violations of federal securities laws through false and misleading statements made during this period regarding the Company's financial condition. The plaintiffs seek damages for the alleged inflated price of the securities purchased by all class members, attorneys' fees and costs of litigation. In addition, on May 16, 2001, a stockholder of the Company filed a complaint in California state court, derivatively on behalf of the Company, against four current directors and the Company, as a nominal defendant. The complaint alleges essentially the same material facts as are alleged in the federal class action litigation, but instead is brought derivatively, on behalf of the Company. The plaintiff in this action seeks, on behalf of the Company, unspecified restitution and damages, equitable and/or injunctive relief to attach and impose a trust on the proceeds of any benefits accruing to defendants for their illegal acts, plaintiff's fees and costs of litigation. We intend to defend these actions vigorously, but we cannot give any assurance that they will not have a material adverse effect on the Company. In addition, even if they are not successful, these complaints could result in a substantial cost to the Company or a diversion of management time.

Dependence on Rapidly Evolving Telecommunications and Internet Industries

Our future success is dependent upon the continued growth of the communications industry, particularly with regard to the Internet. The global broadband communications and Internet industries are evolving rapidly, and it is difficult to predict potential growth rates or future trends in technology development.
In late 2000, the point-to-multipoint segment of the wireless telecommunications industry experienced a severe downturn. This downturn has had a material adverse effect on two of the Company's significant domestic customer bases, new service providers and CLECs, and therefore has had and continues to have a material adverse effect on the Company's revenues and results of operations. There can be no assurance that these markets will rebound. In addition, there can be no assurance that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to the Company or its business strategies or that the growth in demand for Internet services and the resulting need for high speed or enhanced broadband communications products will continue at its current rate or at all.

Dependence on Product Acceptance

Since we have divested our legacy satellite, microwave broadcast and terrestrial microwave businesses in order to concentrate our business prospects on wireless broadband transmission equipment, our future success will be substantially dependent on whether high-speed wireless telecommunications products gain market acceptance as a means to provide telecommunications voice and data service. We have recently invested and expect to continue to invest significant time and resources in the enhancement of our products for this market. In the event that service providers adopt technologies other than the high-speed and other wireless technologies that we offer or if future industry standards are based on other technologies, we may not be able to sustain or expand our business.

Service providers continually evaluate alternative technologies, including wire-based technologies such as digital subscriber line, cable modem, optical fiber cable and high-speed wires leased from the traditional service providers in a given locale, as well as different wireless technologies. Our wireless broadband transmission equipment accounts for all of our revenues. The failure of service providers to accept our wireless broadband transmission products would have a material adverse effect on our business, results of operation and financial condition.

Need to Reduce Cost of Products

Market acceptance of our products, and our future success will depend in significant part on reductions in the per-unit cost of products. Certain of our competitors currently offer certain products at prices lower than those of some of our products. While we have initiated cost reduction programs to offset pricing pressures on our products, because of our recent reduction in force there can be no assurance that these cost reduction efforts will continue to keep pace with competitive pricing pressures or lead to improved gross margins. If we are unable to continue to obtain cost reductions, our gross margins and profitability will be adversely affected.

Fluctuations in Quarterly Results

We have experienced and will in the future experience significant fluctuations in sales and operating results from quarter to quarter. Factors that could cause our sales and operating results to vary significantly from period to period include: mix of systems and products sold; timing of significant orders and deliveries of new and existing systems and products; receipt of documents to support export shipments, such as export licenses, import documentation and letters of credit; fluctuating market demand; price competition; new product introductions by us or by our competitors; fluctuations in foreign currency exchange rates; disruptions in delivery of products manufactured by subcontractors or of components or subsystems provided by third-party suppliers; seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers; the relatively long sales cycles for our products; changes in timing and amount of sales incentive compensation; political instability; regulatory developments; conditions affecting the telecommunications industry generally or general economic conditions; acquisitions and other factors described in this section. In particular, beginning in late 2000, our revenues and results of operations have been and continue to be adversely affected by the severe downturn in the point-to-multipoint segment of the wireless telecommunications industry.

Many of our costs, including personnel and facilities costs, are relatively fixed in nature. We must continue to invest resources to enhance our high-speed wireless broadband products and technologies, the evaluation of these products, plant, equipment, inventory, personnel and other items required to efficiently produce our products and to provide necessary marketing and administrative service and support. As a result, because operating expenses are based on anticipated revenue, a decline in revenue, failure to achieve expected revenue in any fiscal quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter. We believe, therefore, that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

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

Management of Changing Business Operations

Our strategy is to develop and provide telecommunications transmission equipment for high-speed wireless telecommunications networks. As part of this strategy, we have, in the last three years, sold all of our non-strategic businesses and acquired ABL, a developer of high-speed wireless Internet connectivity technology based in the United Kingdom. Implementation of our new strategy, particularly in a rapidly evolving market, will require effective planning and management, as well as significant additional expenses and financial and operational resources. To date, our revenues from sales of these new products have been small and there can be no assurance that we will be able to generate substantial revenues and profits from these new products or otherwise successfully enter this new market.

As a result of the difficult market environment that we face, we have initiated the reduction of our headcount from 230 at the end of 2000 to approximately 60 by June 30, 2001. There can be no assurance that our reduced headcount will provide us with sufficient resources to effectively pursue our strategy. Failure to develop and introduce enhanced new products in a cost-effective and timely manner or to achieve market acceptance of these products would have a material adverse effect on our business, results of operations and financial condition.

Cost Overruns and Cancellation of Orders

A significant proportion of our sales are made pursuant to contracts that require delivery of products over several quarters or years. The prices of products and systems sold under these contracts are based in part on our estimate of our cost to produce these items. If we were to incur higher costs than estimated in performing under these contracts, it could have a material adverse effect on our results of operations and financial condition.

Our customers often enter into purchase orders in advance of manufacture of the equipment ordered. Cancellations of orders by customers may, depending upon the timing of the cancellation, leave us with unsaleable products or idle capacity, which would adversely affect our business, results of operations and financial condition. As a result of the current weakness in the point-to-multipoint segment of the wireless telecommunications industry we have recently experienced and expect to continue to experience an increase in customer cancellations.

Accounts Receivable

We may, under certain circumstances, be unable to enforce a policy of receiving payment within a limited number of days of issuing invoices. For example, customers may be unwilling or unable to pay for products on a timely basis if they encounter financial difficulties. As a result of the current weakness in the point-to-multipoint segment of the wireless telecommunications industry, we have recently experienced an increase in customers who are unable to pay for orders and/or have requested to reschedule payments. Any inability to timely collect our receivables related to future sales could cause us to be short of cash to fund operations or could ultimately require us to write-off as uncollectible certain accounts receivable, which could have a material adverse effect on our business, results of operations and financial condition.

Lengthy Sales Cycle

A customer's decision to purchase our products typically involves a significant technical evaluation, demonstrations, field trials, and formal internal procedures associated with large capital expenditure approvals. For these and other reasons, the sales cycle associated with our products can be lengthy and subject to a number of significant risks over which we have little or no control. Because of the lengthy sales cycle and the potential for more reliance on a relatively small number of high revenue customer orders, if revenues forecast from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could be materially adversely affected.

Rapid Technological Change

The market for telecommunications products and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. The Company's future success will depend in part on our ability to anticipate and respond to these changes by enhancing our existing products and services and by developing and introducing on a timely and cost-effective basis, new products, features and services that address the needs of its customer base. There can be no assurance that we will be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands. Recent adverse market conditions have caused us to reduce our engineering workforce. Previously planned new product developments have been delayed until the market recovers and we are able to increase our engineering workforce. There can be no assurance that the market will sufficiently recover for us to recommence our new product development efforts.

Dependence on Strategic Partners

A key component of the Company's strategy is its focus on leveraging its technology, manufacturing and market access positions by entering into strategic alliances. Our success will be substantially dependent upon our strategic partnerships. Our strategic partners may not perform their obligations as expected. If any of our strategic partners breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that these relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. In addition, any strategic agreements we enter into in the future may not be successful.

International Sales

We expect an increasing percentage of our revenue to come from international sales. International sales expose us to certain risks, including the difficulty and expense of staffing and maintaining foreign sales offices and distribution channels, fluctuations in foreign currency exchange rates, political instability, availability of suitable export financing, export/import license requirements and other United States and foreign regulations that may apply to the export of our products, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. If the risks listed above materialize to a significant extent, our business, results of operations and financial condition would be adversely affected.

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

We attempt to reduce the risk of doing business in foreign countries by seeking contracts denominated in dollars, advance payments and irrevocable letters of credit in our favor. There can be no assurance that these activities will be successful. To date we have assumed very little foreign exchange risk but could do so in the future if deemed necessary to sell our products. We also have foreign operations that have expenditures denominated in local currencies. Fluctuations in foreign currency exchange rates may contribute to fluctuations in our operating results. For example, changes in foreign currency exchange rates could adversely affect revenues, net income, earning or loss per share and cash flow of our operations in the affected markets. Similarly, such fluctuations may cause us to raise prices or the local price may effectively be increased by such fluctuations, which could adversely affect demand for our products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which we do business, our business, results of operations and financial condition would be materially adversely affected.

Competition

The market for broadband communications products and systems is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and potential loss of market share, any of which would adversely affect our business. As a provider of high-speed and other wireless telecommunications equipment, we compete directly or indirectly with a number of large telecommunications equipment suppliers, including, Cisco Systems, Inc. ("Cisco"), as well as with smaller companies such as BreezeCOM Inc. ("BreezeCOM"), Wave Rider, Inc. ("Wave Rider"), Wi-LAN Inc. ("Wi-LAN") and interWAVE Communications International, Ltd. ("interWAVE".) In addition, well-capitalized companies such as Nokia Corporation ("Nokia") are potential entrants into the market. Further, certain of our customers have technological capabilities in our product areas and could choose to replace our products with their own. Many of our competitors and potential competitors have significantly greater financial, marketing and operating resources than we do. Our wireless solutions also compete with products based on other technologies, such as digital subscriber lines, fiber optic cable, cable modems and high-speed wire leased from traditional telecommunications service providers.

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

Brief Tenure of Management; Dependence on Key Personnel

The majority of our senior management were elected to their current positions in 2001. Most of these individuals have not worked together previously and there can be no assurance that they will be able to work together effectively or successfully implement our strategy, particularly as the execution of the strategy shifts from the divestiture of our legacy products to increasing market penetration of our wireless broadband transmission products. Our performance is substantially dependent on the performance of our executive officers and other key employees. We do not have key-man life insurance on any employee. Loss of the services of any of our key executive officers or other key employees could have a material adverse effect on the Company.

Our success depends in part on our ability to attract, hire, train, retain and motivate qualified technical, management and sales personnel with appropriate levels of managerial and technical capabilities. We believe that a significant level of expertise is required to develop and market products and services effectively. Recruiting and retaining qualified personnel is an intensely competitive and time-consuming process. We compete for such personnel with a number of other companies, many of which have substantially greater resources than the Company. Given the adverse conditions being experienced in our industry segment and our recent reduction in forces, there can be no assurance that we will be successful in attracting and retaining the technical, management and sales personnel we require to conduct and expand our operations successfully on a timely basis. The failure to attract, hire, train, retain and motivate qualified technical, management and sales personnel in the future would have a material adverse effect on our business, financial condition and results of operations.

In addition, four of the five members of our Board of Directors were elected in late 2000 or early 2001.

Dependence on Third-Party Manufacturers

We rely on independent manufacturers to provide full turnkey manufacturing of our AB-Access products. We currently have qualified only one domestic manufacturer, Solectron, for our AB-Access products. We have a supply agreement with Solectron to manufacture the AB-Access products for an initial term of two years, with rolling one-year renewals unless one party gives prior written notice of its intent to terminate. We are currently in the process of negotiating the payment schedule for outstanding amounts due pursuant to such agreement and there can be no assurance that such negotiation will be successful or that the agreement will not be terminated by Solectron. In addition, in the event that this subcontractor were to experience financial, operational, production or quality assurance difficulties or allocate production resources to others in lieu of the Company or experience a catastrophic event that resulted in a reduction or interruption in manufacturing services to the Company, our business, results of operations and financial condition could be materially adversely affected. There can be no assurance that manufacturing services from alternative sources will be able to meet our future requirements or that existing or alternative sources will continue to be available to us at favorable prices.

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

We do not have any long-term supply agreements with these vendors to ensure uninterrupted supply of these components. When we resume product manufacturing, inability to develop alternative sources for these components or to obtain sufficient quantities of components could result in delays or reductions in product shipments. In the event of a reduction or interruption in the supply of a key component, a significant amount of time could be required to qualify alternative suppliers and receive an adequate flow of replacement components. Reconfiguration of our products to adapt to new components may also be required and could entail substantial time and expense. In either event, business, results of operations and financial condition would be materially adversely affected. In addition, the process of manufacturing certain of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect cost and timely delivery of our products.

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

Risks of Third-Party Claims of Infringement

The telecommunications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. While to date we have not been subject to any material claims of infringement or misappropriation of intellectual property of third parties, there can be no assurance that third parties will not assert infringement claims against us, that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to the Company and diversion of its personnel, require the Company to develop new technology, or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for us to indemnify a customer could have a material adverse effect on our business, results of operations and financial condition.

Government Regulation

Radio communications are subject to regulation by the United States and foreign laws and international treaties. Our products and systems must conform to domestic and international requirements established to avoid interference among users of the radio frequency spectrum and to permit interconnection of equipment. In some markets, particularly in the United States and Canada, prior government certification must be obtained before placing certain of our products on the market. Accordingly, delay or failure of the Company to obtain such certification could have a material adverse effect on our business, results of operations and financial condition.

In addition, domestic and international authorities regulate the allocation of the radio frequency spectrum. Products to support new services can be marketed only if permitted by suitable frequency allocations and regulations, and the process of establishing new regulations is complex and lengthy. Certain international customers have had difficulty obtaining allocation of spectrum for their services, which adversely affects their demand for our products. Accordingly, delay or failure of our customers to obtain suitable allocations of available spectrum could have a material adverse effect on our business, results of operations and financial condition. In addition, we can offer no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum and the use of allocated frequency spectrum, would not significantly affect our operations.

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

Due to the relatively recent introduction of the AB-Access product, we have limited experience with the problems that could arise with these products. In addition, our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our purchase agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any successful significant product liability claims to date, the sale and support of our products entail the risk of such claims. In addition, the Company has had several complaints filed against it relating to products of the Company's former microwave radio broadcast division. A successful product liability claim brought against us could have a material adverse effect on our business, results of operations and financial condition.

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

BROADBAND INDUSTRY OVERVIEW

BROADBAND MARKET. The demand for improved broadband communications is increasing worldwide as emerging economies seek to modernize, as increasingly information-intensive developed and developing countries introduce new telecommunication services and as the spread of the Internet has accelerated and expanded. We believe that the global markets for network computing, broadband communications and telecommunications are converging, providing opportunities for new technologies in the area of information access, transport and delivery over ubiquitous IP (Internet

Protocol) or ATM (Asynchronous Transfer Mode) networks. Additionally, privatization, deregulation and regulatory initiatives have all enhanced competition, permitted the opening of new markets and provided incentives for the development of new products.

ALTERNATIVE TRANSMISSION MEDIA. Customers for broadband communications equipment must weigh the relative costs and advantages of the five presently available transmission media: legacy twisted-pair infrastructure ("DSL"), cable modem technologies, fiber optic cable and wireless systems based on terrestrial radio and satellite -- each medium has certain advantages over the others -- and each suffers certain disadvantages when compared to the others. Adaptive Broadband's focus is on the wireless broadband access area, employing terrestrial radio.

By most accounts, cable modems and DSL have captured the majority of broadband "mind share." However, market analysis indicates that wireless systems still present a compelling business case for several reasons:

     . Ability to serve untapped demand. DSL distance limitations and the need to upgrade existing cable plant infrastructure have effectively denied broadband access to many areas. Wireless networks can be deployed quickly in urban or rural areas without the dependency on legacy local loop infrastructure. Further, wireless has the ability to provide portable or mobile access -- a capability impossible for wired solutions.

     . Suitability to business "sweet-spot." Cable and DSL service offerings generally provide a maximum of 2 Mbps per user, although guaranteed sustained rates are typically below 1 Mbps and asymmetric (i.e., greater downstream traffic versus upstream traffic). Generally, fiber is cost prohibitive and has only achieved a single digit market penetration in the last-mile. Fiber generally provides upwards of 45 Mbps to large businesses or Multi-Tenant Units ("MTU") within a densely concentrated urban area. Most small and medium-sized businesses require something in-between. Wireless is designed to be flexible and to fill in this business market gap.

     . Support for 2nd generation applications. Today, broadband Internet is asymmetric in nature; most traffic is downstream from the Internet. The proliferation of use of applications such as video conferencing, voice, multimedia and other emerging Internet based applications will require dynamic symmetric and asymmetric connections. Cable networks and DSL are based on legacy copper infrastructure and are generally asymmetric and will not efficiently support these applications. Wireless, specifically when implemented with TDD (Time Division Duplexing) technologies, can be designed to dynamically allocate upstream/downstream traffic and support all applications offering both symmetric and asymmetric links depending on the demanded applications.

     . Quick, low-cost deployment. Wireless broadband deployments do not require significant upgrades to be installed in network infrastructure. The result is a quicker and less expensive network rollout.

     . Incremental deployment. Cable and DSL providers must deploy networks -- from a central office or headend -- prior to signing up customers. With a quick build-out, operators can establish wireless links as customers sign-up, while keeping down up-front capital expenditures and providing for a reduced period for recovery of infrastructure investment.

     . National footprint. DSL and cable operators, in particular, must pursue complex sharing, swapping and/or leasing arrangements in order to provide nationwide service. Through the availability of license and license-free radio spectrum, wireless operators can have an immediate nationwide footprint. In addition, DSL and cable operators may use wireless technologies to augment their services' footprint to provide a ubiquitous footprint.

Rarely is a complete communications system based solely on one media. Transmission is normally routed through a combination of media, each employed where it fits most cost-effectively within the communications network.

STRATEGY

The Company's objective is to provide wireless-based solutions to send and receive complex data, through the design and manufacture of capital equipment products for public and private communications systems. To achieve this objective, the Company intends to employ a strategy that includes the following key elements:

Addressing Global Information Technology Bandwidth Requirements. We believe that the wireless broadband market offers numerous opportunities for new products because of the growing need for increased bandwidth, or carrying capacity, for digital data. In particular, continual improvements in computing technology create increasingly sophisticated bandwidth requirements for moving data around the world. For instance, broadband communications infrastructure requires ever-increasing complex data types -- such as audio, video and graphics files -- for computer users. Internet traffic is growing significantly each year, fueling the demand for high-speed access. A recent report by Ovum forecasts that in 2004 there will be approximately 90 million households worldwide with a wireless connection and 16 million business subscriber lines.

Offering Products Well-Suited for both the Business-to-Business and Residential Markets. Adaptive Broadband believes that our AB-Access product platform is well-suited to address both the business-to-business market and residential market due to its ability to support both asymmetric and symmetric high-speed data rates. Business applications, such as video/voice conferencing and other emerging Internet applications require symmetric (same speed transmitting and receiving) data rates. We employ TDD technology in our products, which allows total flexibility in upstream/downstream traffic, as compared to many other fixed wireless broadband offerings, which are based on FDD (Frequency Division Duplexing) supporting low-speed upstream data rates. TDD offers the flexibility of supporting asymmetric and symmetric traffic. In order to provide better flexibility to our service provider customers and allow them to penetrate the residential market, we intend to focus on providing a lower cost AB-Access product.

Being First to Market in the 5.8 GHz Band. We recognized the market potential of the U-NII frequency band in the United States and developed products early to address that largely untapped market. (Use of the 5.8 GHz spectrum is expected to be licensed soon in other areas of the world, such as China, India, Korea and Latin America.) While initial customers are emerging ISPs and CLECs, traditional broadband communications carriers who have licensed spectrum, such as MMDS and LMDS, are beginning to realize that to deploy a nationwide fixed wireless broadband network, they can benefit through the use of U-NII to "gap fill." According to a recent report by Pioneer Consulting, the fixed wireless broadband equipment market should reach $15.2 billion by 2010, representing a 10-year compounded growth rate of roughly 30%. Additionally, IGI Consulting projects that by 2005, roughly a third of broadband wireless subscriber equipment in the United States will be unlicensed, the other two thirds accounted for by MMDS and LMDS equipment.

Increasing Focus on International Market. Our products are marketed on a worldwide basis. We are pursuing international markets as a way to diversify our customer base, especially in light of the current slowdown in the United States broadband market. We believe that a substantial portion of our sales in future years will come from the international sector due to communications infrastructure requirements in developing countries and the growing worldwide need for wireless-based bandwidth solutions. We are building Value-Added Reseller ("VAR") distribution channels for a diversified domestic and international customer base.

Focusing on Aligning with Strategic Partners. We consider partnering with industry leaders to be a significant part of our strategy, as companies leverage their combined strengths to exploit the opportunities resulting from the ways in which the Internet is driving the new information-based economy. Adaptive Broadband has strengthened its technology, manufacturing and market access positions by forging strategic alliances to date with Casil Telecommunications Holdings Limited ("CasTel") of China, Hitachi, MSI-Marconi, Solectron and Tessco. We intend to continue forging new alliances, especially for broadened market access, and have initiated the Adaptive Broadband PartnerNet Program, through which we certify that certain "best of class" partner products are interoperable with our AB-Access 5.8 GHz product as well as our new AB-Access Extender product and therefore are able to offer our customers broader solutions for their particular applications.

Expanding our Markets. In our February 2001 strategic announcement, we announced that we would expand into market segments that can benefit from the simultaneous, multiple applications offered by our AB-Access products, such as:
Multiple Dwelling Units and high-end residential units that spread cost over multiple users; Campus/Enterprise Networks that leverage point-to-multipoint higher data rates; infrastructure extension to link other lower data rate products for the residential market; and voice/video/video conferencing-based bundled solutions that offer a matrix of solutions to next-generation ISPs and carriers through Adaptive Broadband's PartnerNet program.

PRODUCTS

Adaptive Broadband develops products for the broadband wireless market. Our AB-Access transceiver enables heavy data transmission for the final network connection to an end user (the "last mile") at rates as high as 25 Mbps, a speed in excess of 400 times those available with conventional modem networks. At this bandwidth, users are able to download full-streaming video and data files, use real-time video conferencing and surf the Worldwide Web -- all at the same time over a single connection. This wireless point-to-multipoint system for fixed data networks enables users to bypass existing legacy telecommunications access infrastructure, so the initial investment is significantly lower than that required for "wired" alternatives. This low-cost wireless infrastructure means that a complete network can be installed as quickly as in days or weeks, instead of the typical months or years. Because the AB-Access platform architecture is expandable in increments, the network can grow as the business grows or as bandwidth needs evolve.

Although our fundamental AB-Access platform addresses a wide frequency spectrum -- from 2 to 42 GHz -- the product strategy is targeted toward markets that have low start-up costs and high potential for expansion, specifically the 5.8 GHz band in the United States and in other areas of the world. While we have MMDS (2.5 GHz) and international 3.5 GHz products developed and expect Federal Communications Commission certification testing of the MMDS product to be completed successfully in the near future, we will delay mass production until those markets truly emerge. In response to customer demand, we developed, in partnership with Telaxis, an LMDS prototype based on our AB-Access platform technology. The process of bringing this product to market has been suspended due to current market conditions.

We believe that our AB-Access platform advanced subscriber management features will make the product particularly attractive to carriers, CLECs and ISPs because it allows end users (new subscribers) to be brought on-line quickly with a single, integrated unit. This feature is designed to reduce service providers' costs by enabling fast and easy installation. Flexible tariffing will allow service providers to bill subscribers not only for on-air time, but also by amount of bandwidth usage, time-of-day, or other criteria. We are investing in product improvements to lower the total cost of ownership, such as adding self-install capabilities. We recently introduced AB-Access Extender, a point-to-point version of our U-NII product.

SALES, MARKETING AND CUSTOMER SUPPORT

Adaptive Broadband's sales and marketing strategy varies with the particular market served and involves direct sales by our own sales force, sales through Original Equipment Manufacturers ("OEMs"), VARs or a combination of the foregoing. We also have entered into sales distribution agreements with respect to certain versions of our 5.8 GHz AB-Access and AB-Access Extender fixed wireless broadband products.

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

MANUFACTURING

As part of our "Value Focused" operational strategy, Adaptive Broadband outsources the manufacturing of its products. In August 1999, we announced a contract with Solectron to manufacture Adaptive Broadband's AB-Access equipment. This arrangement was intended to give us the capability to meet high-volume demand in the 5.8 GHz U-NII frequency band. This contract has an initial term of two years with automatic one year renewals unless a party gives prior written notice of its intent to terminate. We are currently in the process of renegotiating the payment schedule for outstanding amounts due pursuant to such agreement and there can be no assurance that such negotiation will be successful or that the agreement will not be terminated by Solectron. Based on recent softness in the market and our existing finished goods inventory balance, we do not anticipate a requirement to manufacture significant volumes of inventory during fiscal year 2001.

In March 2000, we announced a contract with CasTel that will make CasTel a manufacturing and market access partner for our AB-Access fixed broadband wireless equipment in China. CasTel's equipment manufacturing subsidiary, China Southern Telecom, will assemble, manufacture, and test the product. We will transfer the product's manufacturing technology to CasTel, with the exception of our chip sets, which will be supplied as manufactured components. We will retain all other intellectual property rights for our AB-Access products.
CasTel will market the equipment to carriers in China under a private labeling agreement with Adaptive Broadband.

Electronic components and raw materials used in the Company's products are obtained through our manufacturing partners, Solectron and CasTel. Some components are standard items and others are manufactured to our specifications by subcontractors. Traditionally we have operated without a substantial inventory of components and subsystems, however, recent market conditions have caused us to reduce our manufacturing volumes resulting in increased inventories of significant raw materials and components.

COMPETITION

We are engaged in a highly competitive business. Many of our competitors have significantly greater financial, marketing and operating resources than the Company. The main competitors of AB-Access are suppliers of other technologies, such as digital subscriber lines deployed over copper telephone lines and cable modems. In addition, many competitors participate in the wireless broadband market, but focus on different areas of the frequency spectrum. Among the primary competition for our products are: BreezeCOM, Cisco, Wave Rider, Wi-LAN and interWAVE. In addition, we believe that many new competitors are working on products that will be available this year and will provide additional competition for us. We believe that competition in our markets is based primarily on price, performance, reputation, on-time delivery, reliability and customer support.

RESEARCH AND DEVELOPMENT

Research and development expenses were $10.0 million and $5.7 million for the transition periods 2000 and 1999, respectively, and $17.1 million, $4.7 million and $329,000 in fiscal years ended June 30, 2000, 1999 and 1998, respectively. The increase in research and development spending in fiscal year 2000 was mainly attributable to our investment in research and development of AB-Access products, including prototype expenses and the development of technology that spans the frequency range for the global market. Although recent adverse market conditions have caused us to reduce our engineering workforce, we believe that the current size of our research and development organization is sufficient to provide continuing engineering support and service to our customers and to bring our new AB-Access Extender product and future product enhancements to market as anticipated. Previously planned new product developments including a significantly cost-reduced version of our 5.8 GHz AB-Access product, however, will be delayed until the market recovers and we are able to increase our engineering workforce. Should the market for our product return, it would be necessary to commit substantial resources to product development and engineering to maintain a leading position in our industry. For this reason, we are considering strategic mergers or acquisitions to maintain or strengthen our technological position in our industry.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and licensing arrangements, to establish and protect our intellectual property rights. We presently have 12 patent applications pending and more are in process. Adaptive Broadband, AB-Access and the Adaptive Broadband logo are our trademarks.

EMPLOYEES

As of December 31, 2000, we had 230 employees, including 28 in production support, 103 in research and development and other engineering support, 53 in marketing and 46 in general and administration functions. None of the employees are represented by a labor union.

In response to the softness in the United States broadband market, we announced in February 2001 and May 2001 that we were resizing the Company appropriately to be more competitively positioned for when the market rebounds. The Company will have approximately 60 employees with two-thirds comprised of sales, marketing and engineering employees by June 30, 2001.

REGULATION

Radio communications are subject to regulation by the United States and foreign laws and international treaties. Our products and systems must conform to domestic and international requirements established to avoid interference among users of the radio frequency spectrum and to permit interconnection of equipment. In some markets, particularly in the United States and Canada, prior government certification must be obtained before placing certain of our products on the market. Accordingly, delay or failure of the Company to obtain such certification could have a material adverse effect on our business, results of operations and financial condition.

In addition, domestic and international authorities regulate the allocation of the radio frequency spectrum. Products to support new services can be marketed only if permitted by suitable frequency allocations and regulations, and the process of establishing new regulations is complex and lengthy. Certain international customers have had difficulty obtaining allocation of spectrum for their services, which adversely affects their demand for our products. Accordingly, delay or failure of our customers to obtain suitable allocations of available spectrum could have a material adverse effect on our business, results of operations and financial condition. Our 5.8 GHz U-NII product is designed to operate in license-exempt frequency band which has already been allocated, in the United States and Canada, and which relieves customers of the need to obtain government licenses or approval.

BACKLOG

We define backlog as orders received for products shippable within 12 months.
We generally record an order in backlog when we receive a firm contract or purchase order which identifies product quantities and delivery dates (which are required to be within 12 months as mandated by Adaptive Broadband policy). The backlog is evaluated and revised periodically to realistically reflect the current market place. Because of the current weakness in the market for our products, at May 31, 2001, our backlog was immaterial.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the Company and all positions with the Company held by such persons as of June 25, 2001 are as follows:

Name                      Age    Position
----                      ---    --------
Daniel L. Scharre         50     President, Chief Executive Officer and Chairman

DANIEL L. SCHARRE joined the Company in September 1997 as Vice President and Chief Technology Officer. In April 1998, Mr. Scharre became Executive Vice President of the Company, and in August 1998, he was appointed Chief Executive Officer of the Company's U.K.-based wholly owned subsidiary, ABL. In July 2000, Mr. Scharre was appointed President and Chief Operating Officer of the Company, in January 2001, he was promoted to Chief Executive Officer, and in April 2001, he was appointed to the additional position of Chairman. From November 1996 to September 1997, Mr. Scharre was Vice President and Chief Technical Officer of ComStream, Inc. a satellite earth station manufacturing company. From February 1994 to November 1996, Mr. Scharre was Vice President and General Manager of Ilex Systems, a manufacturer of SCADA systems and satellite communications equipment. From June 1988 to December 1993, he held executive positions at Loral Western Development Labs where he led and managed the design and development of digital satellite communications systems. He has a B.S. degree in physics from Caltech, a Ph.D. in physics from the University of California at Berkeley and an M.B.A. from Santa Clara University.

OTHER EMPLOYEES

In addition, in April 2001 we retained a professional staffing firm to provide the services of an interim Chief Financial Officer having no previous association with the Company, Alan K. Geddes, and in July 2000 Elias N. Nader was appointed Vice President and Corporate Controller. The biographies of Messrs. Geddes and Nader are set forth below.

ALAN K. GEDDES has acted as Interim Chief Financial Officer for the Company since April 2001. From July 2000 to January 2001 he served as Vice President and Chief Financial Officer of QRS Corporation, a software development company. From November 1997 to July 2000 he served as Vice President - Finance, Chief Financial Officer and Treasurer of Global Med Technologies, Inc., a medical information technology company. Mr. Geddes was Vice President and Chief Financial Officer of EDnet, Inc., a networking systems company for the entertainment industry, from 1995 to 1997. From 1986 to 1995, Mr. Geddes was the Chief Financial Officer of Oncogenetics, Inc., an emerging company in medical technology, in addition to founding his own company, California Pacific Leasing, Inc., an equipment leasing company. Previously, he served as Corporate Controller at Fiberplastics, Inc., a plastic manufacturing company, in corporate management at Bio-Rad Laboratories, a biotechnology and life sciences company, as Plant Controller with Abbott Laboratories, a pharmaceutical company, and as Financial Analyst with Litton Industries, a diversified electronics manufacturing company. Mr. Geddes received a B.A. degree from the University of California and an M.B.A. degree in finance from Utah State University.

ELIAS N. NADER joined the Company in September 1997 as Director of Internal Audit. In July 2000, Mr. Nader was promoted to Vice President and Corporate Controller. From April 1996 to September 1997, Mr. Nader was Director of Internal Audit Services at Price Waterhouse, an accounting and consulting firm, and from May 1995 to April 1996, Mr. Nader was a Manager of internal audit at VeriFone Incorporated, a provider of electronic-payment solutions. From January 1993 to May 1995, Mr. Nader worked was an internal auditor for Seagate Technology, Inc., a provider of storage technology. He has a B.S. degree in Business Administration, a B.A. degree in Economics from San Jose State University.

ITEM 2.   PROPERTIES

We are headquartered in Sunnyvale, California in facilities under a lease that will expire in 2005. We also lease office space in several metropolitan areas in which we conduct various portions of our business.

In connection with our restructuring, we have closed a facility in Billerica, MA and are closing a facility in Fishers, NY. We are also attempting to reduce the amount of space utilized in our Sunnyvale, CA and Cambridge, UK locations, and are consolidating inventory from a public warehouse to our Sunnyvale facility. We are attempting to sublease our excess space, but there is no assurance that we will be able to do so prior to the expiration of the leases.

The table below lists the location and general character of our material real properties that are leased as of May 31, 2001:

                                                      Lease           No. of
     Occupant                   Location             Expires        Buildings    Square Footage
------------------------------------------------------------------------------------------------
1. Corporate Headquarters       Sunnyvale, CA           2005           1            41,472

2. R&D Center                   Cambridge, UK           2009           1            24,824

3. Operations                   Fishers, NY             2003           1            12,030

4. Business Development         Beijing, China          2002           1             2,721

5. Engineering Support          Billerica, MA           2001           1            18,660
(now an empty building)

6. Service                      Frisco, TX          Month-to-month     1             1,500

ITEM 3.  LEGAL PROCEEDINGS

In July 1999, Northrop filed a lawsuit against the Company in Superior Court of the State of California, County of Santa Clara, alleging that we failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop acquired the Government Division in April 1999. No damages were specified. In September 1999, the Company filed a cross-complaint against Northrop seeking to recover in excess of $3.7 million, which represented the amount that we contend Northrop appropriated from the Company's bank accounts following the acquisition. Effective May 18, 2001, the Company and Northrop settled the litigation and other matters related to the transaction. Pursuant to the settlement agreement, the Company paid $2.0 million and agreed to pay an additional $2.0 million in quarterly installments of $500,000 plus interest beginning March 31, 2002. Interest on the outstanding balance will accrue at 7.5% from the date of the settlement and will be payable with the quarterly installments. The terms of the settlement agreement provide that the timing of quarterly payments is contingent upon the Company having an unrestricted cash and cash equivalents balance of not less than 15 times the amount payable in the quarter and such payments will only be due in a particular quarter to the extent the Company has positive cash flow in such quarter. The $4.0 million due Northrop is included in accrued liabilities related to discontinued operations. In addition, the contingent payment provided for under the original agreement was cancelled.

In December 2000, Adrienne Alpert filed a lawsuit against the Company in Superior Court of the State of California, County of Los Angeles, alleging that injuries that occurred in May 2000 when a mast antenna of an electronic news gathering van struck a power line located above the vehicle were caused by defective and unsafe products of the Company's former microwave radio broadcast division. In addition to the Alpert lawsuit, two related lawsuits have been filed by the woman who was operating the van and a witness to the accident. No damages have been specified. The Company believes that it has meritorious defenses and plans to vigorously defend these lawsuits. No provisions have been made for expenses that may be incurred to resolve the lawsuits, and although there can be no assurance as to the ultimate outcome, the Company believes it will not have a material impact on its business, results of operations and financial condition.

On and after March 19, 2001, several separate class action complaints were filed in the United States District Court, Northern District of California, against the Company and certain of its present and former officers and directors. These actions have now been consolidated as a single action brought on behalf of all persons or entities who purchased or acquired the Company's securities between August 10, 2000 and March 15, 2001 and alleging violations of federal securities laws through false and misleading statements made during this period regarding the Company's financial condition. The plaintiffs seek damages for the alleged inflated price of the securities purchased by all class members, attorneys' fees and costs of litigation. In addition, on May 16, 2001, a stockholder of the Company filed a complaint in the Superior Court of the State of California, County of Santa Clara, derivatively on behalf of the Company, against four current directors and the Company, as a nominal defendant. The complaint alleges essentially the same material facts as are alleged in the federal class action litigation, but instead is brought derivatively, on behalf of the Company. The plaintiff in this action seeks, on behalf of the Company, unspecified restitution and damages, equitable and/or injunctive relief to attach and impose a trust on the proceeds of any benefits accruing to defendants for their illegal acts, plaintiff's fees and costs of litigation. We intend to defend these actions vigorously, but we cannot give any assurance that they will not have a material adverse effect on the Company.

On June 22, 2001, the Company filed a lawsuit against Fuzion Wireless Communications, Inc. ("Fuzion") in the United States District Court, Northern District of California. The Company's lawsuit alleges that Fuzion breached a written purchase agreement dated December 7, 1999 as later amended, by failing to pay for purchased products and by failing to satisfy the purchase agreement's minimum purchase obligations. The Company's complaint seeks damages of approximately $4.3 million plus interest, costs and attorneys' fees.

The Company is also subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

We have one series of $0.10 par value Common Stock. Holders of Common Stock have full voting rights and have the right to cumulate votes for the election of directors. We reinvest earnings to finance expansion of our business, have paid no cash dividends, and do not anticipate changing our dividend policy in the foreseeable future. At June 12, 2001, the number of our stockholders of record totaled 1,061. On May 22, 2001, our Common Stock was delisted by the Nasdaq Stock Market. Quotations for our Common Stock are now available only through the "Pink Sheets" at www.pinksheets.com under the symbol "ADAP." The following table sets forth, for the fiscal periods indicated, the high and low stock prices giving effect to the stock dividend.

Stock Prices By Quarter:

     Fiscal Year ended December 31, 2001                  High            Low
     First Quarter                                       $  4.16         $ 0.91
     Second Quarter (through May 22, 2001)                  1.39           0.75

     Transition Period Ended December 31, 2000
     First Quarter                                       $ 51.53         $18.75
     Second Quarter                                        20.88           5.44

     Fiscal Year ended June 30, 2000
     First Quarter                                       $ 19.25         $ 8.25
     Second Quarter                                        38.31          15.69
     Third Quarter                                        104.88          33.25
     Fourth Quarter                                        55.00          17.13

     Fiscal Year ended June 30, 1999
     First Quarter                                       $  8.88         $ 3.50
     Second Quarter                                         7.00           3.38
     Third Quarter                                          7.00           4.19
     Fourth Quarter                                        11.06           4.78

During the period from May 23, 2001 through July 2, 2001, the high bid of the Common Stock was $0.88 and the low bid price was $0.15 as reported on the Pink Sheets. Such prices represent inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily reflect prices in actual transactions.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes, which are included elsewhere in this Transition Report on Form 10-K.

(Dollars in thousands, except per share data)

                                              Transition period
                                                ended Dec. 31,                          Fiscal years ended June 30,
                                           -----------------------     ----------------------------------------------------------
                                            2000/(1)/       1999       2000/(2)/    1999/(3)/      1998         1997       1996
                                           ----------     --------     ---------    ---------    --------     --------   --------
                                                                       (Restated)
Operations:
Total revenue                              $    6,492     $  3,300     $  23,899    $      --    $     --     $     --   $     --
Operating loss of continuing operations       (87,415)     (16,226)      (40,306)     (25,373)    (14,827)          --         --
Loss from continuing operations              (114,106)     (11,064)      (27,151)     (20,794)    (11,937)          --         --
Basic and diluted loss per share from
 continuing operations                          (3.03)       (0.36)        (0.81)       (0.70)      (0.36)          --         --
Weighted average shares and dilutive
 equivalents                                   37,662       30,666        33,424       29,774      32,726       32,452     32,400

Financial position:
Cash, cash equivalents and short-term
 investments                               $   72,581     $ 30,299     $  10,062    $  46,707    $ 25,262     $  7,071   $  6,064
Working capital/(4)/                           31,273       84,988        72,999       82,041      73,380      111,506    141,452
Total assets                                  105,000      171,003       199,684      171,333     161,079      220,909    280,622
Long-term obligations                              --       23,952            --       59,090      59,500       73,190     77,133
Total stockholders' equity                     40,612      120,420       150,957       84,993      84,553      118,024    170,012

/(1)/ In the transition period 2000, the loss from continuing operations included a gain of $8.9 million from disposal of an investment, $21.0 million for impaired investments in technology and Common Stock, $48.2 million for excess inventory and purchase commitments, a valuation reserve against deferred tax asset of $21.1 million and a charge for impairment of long lived assets of $5.8 million.

/(2)/ In fiscal year 2000, the loss from continuing operations included pre-tax non-recurring charges of $1.1 million for premium paid on conversion of notes, $2.2 million related to the realignment of resources driven by the divestiture of the legacy businesses, and $1.8 million for the write-off of an investment.

/(3)/ In fiscal year 1999, the loss from continuing operations included a pre-tax charge of $8.2 million for write off of in-process research and development costs.

/(4)/  Working capital is current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements

Statements of Adaptive Broadband in this Form 10-K that are not historical facts, including statements about management's expectations for year 2001 and beyond, market demand for products, product development plans, competitive pressures and the regulatory environment are forward-looking statements that involve certain risks and uncertainties. Words such as "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We assume no obligation to update any forward-looking statement. Factors that could cause our actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those factors listed under the heading "Risk Factors."

Overview

We are a supplier of data communications transmission equipment for the deployment of broadband wireless communication over the Internet. Since our acquisition of ABL, in August 1998, we have focused on developing our AB-Access products, which provide high-capacity, last-mile data links spanning the frequency range of 2 to 42 GHz. Following the successful field trials of AB-Access technology, we began to ship AB-Access products to customers in September 1999.

In July 2000, we sold our EFData, MRC and MDS Divisions. The operating results and financial position of these divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified separately as discontinued operations for all periods presented in the financials statements through their divestiture dates. See
Note 4, "Discontinued Operations" of Notes to Consolidated Financial Statements for further discussion.

Restatement of Financial Statements

In March 2001, our Board of Directors and external auditors became aware of the existence of a June 2000 letter from the Company to a customer that could be construed as a "financing commitment." Because the existence of a financing commitment would impair revenue recognition with respect to a related sales transaction, we have reversed the $4.0 million of revenue recorded in the June 2000 quarter with respect to a sale of products to the customer that received the letter. In response to this situation, the Board of Directors established a Special Committee and gave it a broad charter to review our past sales and related business practices as well as our past relevant accounting policies, practices and personnel. The Special Committee's charter extended beyond the single sales transaction that had initially led to the investigation to encompass any other sales transactions in any quarterly period that the Special Committee considered appropriate for review. The Special Committee retained independent special counsel to pursue its investigation. We publicly announced the expected restatement and pending investigation on March 15, 2001.

Immediately following his appointment, our interim Chief Financial Officer began his own review of the Company's business and accounting policies and practices, including the investigation of past sales transactions and additional review that had been recommended by the Special Committee's counsel. As a part of this investigation, in consultation with our Audit Committee, we determined that it was appropriate also to review the revenue recognized with respect to sales transactions recorded during the latter part of 2000 to determine whether any adjustments should be made as a result of the severe downturn that occurred in late 2000 in the point-to-multipoint segment of the wireless telecommunications industry. The review included every significant sales transaction that took place between approximately April 1, 2000 and December 31, 2000. The fact that many of these customers in the latter half of 2000 ultimately did not pay for or desired to return the products, together with our current understanding of the worsening financial condition experienced by many of our customers during this period, indicated retrospectively an unlikelihood of ultimate collection of the accounts receivable resulting from these sales. In light of this situation we determined that the extension of credit to certain customers in the transition period 2000 was not supportable and we concluded that it would be most appropriate to record revenue only at the time of payment (as opposed to the time of product shipment) with respect to these transactions. The results of the review by the Special Committee and our interim Chief Financial Officer led to our decision to reverse revenue that had been recorded in the June, September and December 2000 quarters with respect to several additional sales transactions. We publicly announced the preliminary results of this review and the expected amounts of the adjustments on May 15, 2001.

As a result of the foregoing, our financial statements for the year ended June 30, 2000 and the quarter ended September 30, 2000 have been restated and our financial statements for the quarter ended December 31, 2000 differ from the summary preliminary results that we announced on January 25, 2001. The following discussion has been revised to reflect the results of such restatements.

Share amounts and related information have been restated to reflect our stock-split in the form of a two for one Common Stock dividend paid on March 30, 2000.

Current Operating Environment

The Company has incurred recurring and increasing operating losses and negative cash flows from operating and investing activities. As of May 31, 2001, the Company had cash and cash equivalents of $30.3 million. In late 2000, the point-to-multipoint segment of the wireless telecommunications industry experienced a severe downturn, which materially adversely affected two of the Company's significant domestic customer bases, new service providers and CLECs. There can be no assurance that these markets will rebound in the near future, if at all. In addition, several of the Company's stockholders have filed lawsuits against the Company and certain of its current and former officers and directors alleging violations of federal and state securities laws. As a result of these conditions, there is substantial doubt about our ability to continue as a going concern, as noted in the report of Ernst & Young LLP, our independent auditors.

In response to the adverse market conditions, the Company has implemented aggressive expense reductions and control measures to limit cash distributions and preserve cash. On February 22, 2001, management adopted a plan to rationalize the company-wide cost structure and consolidate facilities in order to resize the Company appropriately to be more competitively positioned if the market rebounds. We expect a pre-tax charge of $2.3 million to be recorded in the consolidated financial statements during the quarter ended March 31, 2001 for facility closing and severance costs. On May 4, 2001, we again reduced our expenses as a result of the continued adverse market environment. In particular, we are in the process of further reducing our headcount to approximately 60 on June 30, 2001 and we anticipate we will recognize an additional $1.1 million restructuring charge in the quarter ending June 30, 2001. We have also examined all of our other expense categories and implemented control measures intended to limit our cash disbursements to those we believe are necessary for our continued near-term operations.

As part of such measures, we began discussions with Solectron to negotiate a settlement amount and a payment schedule for outstanding amounts due under our manufacturing agreement with Solectron. We also suspended payments to Solectron pending completion of such negotiations. Subsequently, the Company received a demand letter from Solectron claiming a breach of the manufacturing agreement and demanding payment in full of the Company's obligations to Solectron. In addition, in May 2001 we suspended payments of certain of our outstanding severance and deferred compensation obligations, including payments to former officers of the Company, to further preserve cash. We have received several demand letters and several Demands for Arbitration have been filed by former employees demanding the payment of deferred compensation and severance obligations and claiming that the Company has breached the relevant severance agreements. There can be no assurance that such demand letters will not lead to litigation or arbitration or that we would prevail in any such litigation or arbitration. In addition, any such claims could result in substantial costs to the Company and diversion of its personnel.

Based upon our current working capital needs and outstanding commitments and assuming that no additional expense reduction measures or limitations on cash disbursements are implemented by us, the Company's obligations with Solectron are not successfully negotiated and the Company is required to pay its severance obligations, the Company believes that its existing capital resources and projected cash flows will not enable it to maintain its current operations through the end of 2001. There can be no assurance that the Company will successfully negotiate restructuring of its obligations to Solectron or that the Company will not be required to pay outstanding severance obligations.

To the extent that funds are insufficient, we would have to raise additional funds to meet our capital requirements or enter into a sale, merger, recapitalization or other strategic transaction with a third party. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock. No assurance can be given that additional financing will be available on acceptable terms, if at all, or that the Company will be successful in finding a strategic partner. If adequate funds are not available, we may have to, among other things, reduce substantially or eliminate expenditures for the development and marketing of our products, seek protection from our creditors or cease operations as a going concern.

You should read this discussion in conjunction with our consolidated financial statements, as restated, and the related notes, which are included elsewhere in this Transition Report on Form 10-K.

Comparison of Transition Periods 2000 and 1999

In July 2000, our Board of Directors approved a resolution to change our fiscal year end from June 30 to December 31 to align our reporting periods with more companies in our peer group, making financial comparisons more readily apparent. As a result, we are reporting a six month transition period ended December 31, 2000 to reflect this change.

Results of Operations

The net loss from continuing operations for the transition period 2000 was $114.1 million or $3.03 per share, compared to a net loss of $11.1 million or $0.36 per share for the transition period 1999.

Revenue

In late 2000, the domestic new service provider and CLEC markets experienced a significant downturn. As a result, we experienced a substantial decrease in our revenue in the transition period 2000 as compared to the six months ended June 30, 2000. The fact that many of our customers in the latter half of 2000 ultimately did not pay for or desired to return the products, together with our current understanding of the worsening financial condition experienced by many of our customers during this period, indicated retrospectively an unlikelihood of ultimate collection of the accounts receivable resulting from these sales.
In light of this situation, we determined that the extension of credit to certain customers in the transition period 2000 was not supportable and we concluded that it would be most appropriate to record revenue only at the time of payment (as opposed to the time of product shipment) with respect to these transactions. We anticipate that the domestic market for our products will remain soft at least until the beginning of 2002, although there can be no assurance that these markets will improve in such timeframe or at all.

Product revenue was $5.2 million for the transition period 2000, representing a $1.9 million increase from $3.3 million for the transition period 1999. The increase was primarily due to the fact that our products were launched in the six months ended June 30, 1999. As described above, revenue for the transition period 2000 was negatively impacted by deteriorating market conditions.

In the transition period 2000, we also recognized $1.3 million of license revenue under an agreement in which we licensed certain of our technology for use in China. The Company also sells semi-complete components to the licensee for final manufacturing in China.

In the transition period 2000, international revenue accounted for approximately 87% of our total revenue, up from 6% in the transition period 1999. Of the total revenue in the transition period 2000, 13% is from the United States, 72% from Asia, 8% from Canada and 7% from Latin America, Africa and Middle East. Currently, all of our international revenues are denominated in U.S. dollars.

Cost of Product Revenue

We outsource our manufacturing function, thus, a significant portion of our costs of revenue consists of payments to Solectron, our contract manufacturer. We are currently in the process of renegotiating the payment schedule for outstanding amounts due pursuant to our manufacturing agreement with Solectron and there can be no assurance that such negotiation will be successful or that such agreement will not be terminated by Solectron.

Cost of product revenue was $59.2 million for the transition period 2000, representing a $55.4 million increase from $3.8 million for the transition period 1999. Our cost of product revenue for the transition period 2000 includes provisions for excess inventory and for noncancellable purchase commitments with our contract manufacturing partner Solectron which total 48.2 million. We built inventory and provided Solectron forecasts for future deliveries based on forecasted demand for our product. The substantial downturn in the market for our products in the second half of 2000 resulted in significant excess quantities of inventory in light of our current projected demand in 2001.

Also included in cost of product revenue for the transition period 2000 was $6.0 million of products shipped to customers for which no payment has been received and for which ultimate collection and recovery of this inventory is considered unlikely. If we are successful in enforcing our right to collect from these customers, we will recognize revenue for these shipments upon receipt of cash.

In September 2000, we commenced shipping a version of our product which incorporates an ASIC chip, replacing four other high-cost chips. This change reduced the cost of producing our AB-Access product by approximately 23%. Additional cost reduction initiatives will be delayed as a result of our current financial situation.

Operating Expenses

Research and development expenses consist principally of our investments related to the design, development, testing and enhancement of our broadband wireless products. Research and development expenses for continuing operations were $10.0 million for the transition period 2000 and $5.7 million for the transition period 1999. The increase in research and development expenses was mainly attributable to an increase in research and development personnel and outside consultants, as well as prototype charges for developing technology for products in multiple frequency bands for both the domestic and international markets. In February and May 2001, we reduced the size of our development workforce in response to adverse market conditions for our products. We believe that the current size of our research and development organization is sufficient to provide continuing engineering support and service to our customers and to bring our new AB-Access Extender product and future product enhancements to market as anticipated. Previously planned new product developments including a significantly cost-reduced version of our 5.8 GHz AB-Access product, however, will be delayed until the market recovers and we are able to increase our engineering workforce. Should the market for our product return, it would be necessary to commit substantial resources to product development and engineering to be competitively positioned in our industry.

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. General and administration expenses consist primarily of salaries and related expenses for executives, finance and administrative personnel, professional fees and other general corporate expenses. Sales, marketing and administration expenses for continuing operations were $13.8 million for the transition period 2000 and $9.9 million for the transition period 1999. The increase for the transition period 2000 was primarily due to the expansion in our sales and marketing staffing to support the growing level of bid and proposal activities for our AB-Access products, increased sales commission associated with generating AB-Access shipments and increased promotional and product marketing expenses.

In February and May 2001, we reduced our expenditures in sales and marketing and general and administration in response to the market downturn. We believe that these areas are sufficiently funded to maintain an adequate sales presence in the domestic and international markets and adequately maintain administrative support to the Company at its current size. Should the market for our product return, it would be necessary to commit substantial resources to our sales and marketing and general and administration departments to be competitively positioned in our industry.

Operating expense for the transition period 2000 also includes a $5.0 million charge related to write off of technology and services acquired from Fuzion related to certain software and related technology licensed from Fuzion and for prepaid services which were to have been provided by Fuzion. We entered into this agreement with Fuzion in October 2000. When Fuzion did not pay for past due receivable balances owed to us at December 31, 2000 and was unable to honor the terms of its equipment purchase and other agreements with us, we charged this amount to expense as we no longer had an expectation of realizing any benefit from our arrangements from Fuzion. On June 22, 2001, the Company filed a lawsuit against Fuzion alleging that Fuzion breached its purchase agreement with us by failing to pay for purchased products and to satisfy minimum purchase obligations.

The amortization of intangible assets, which consist of assembled workforce and goodwill associated with the acquisition of ABL, was $212,000 for the transition period 2000 compared to $149,000 for the transition period 1999. These intangible assets relate to the August 1998 acquisition of ABL and the additional purchase price paid in January 2000 for ABL recorded as goodwill.

Provision for Long-Lived Asset Impairment

At the end of 2000, various indicators pointed to a possible impairment of our long-lived assets. Such indicators included the significant downturn in the business climate for many of our domestic customers, the reduced availability of private or public funding for such businesses resulting in the inability of such customers to pay for equipment ordered or to meet minimum unit commitments under long-term purchase contracts.

We performed asset impairment tests by comparing the expected aggregate undiscounted cash flows to the carrying amounts of the long-lived assets. Based on the results of these tests, we determined that our long-lived assets were impaired.

With the assistance of independent valuation experts, we then determined the fair value of our long-lived assets. Fair value was determined using a market comparison method. A write-down of $5.8 million was recorded as of the fourth quarter of calendar 2000, reflecting the amount by which the carrying amount of certain long-lived assets exceed their respective fair values. The write-down consisted of $2.7 million for goodwill and other intangible assets and $3.0 million for certain property and equipment. No impairment write-down of long-lived assets were recorded during any prior period.

Following the completion of our long-lived asset impairment analysis as of December 31, 2000, we also re-evaluated the remaining estimated useful lives of our long-lived assets. As a result, effective January 1, 2001, we are reducing the remaining estimated useful lives of all long-lived assets, (excluding leasehold improvements) that previously had estimated useful lives in excess of five years, such that the residual balances and any subsequent additions will be depreciated or amortized over five years.

Interest Income (Expense) and Other

Net interest income (expense) was $3.1 million for the transition period 2000 and $31,000 for the transition period 1999. The increase in interest income during the transition period 2000 was due to interest earned on higher average cash balances resulting from the sales proceeds from our discontinued operations and investments. In addition, interest expense was lowered due to the conversion of our 5.25% convertible subordinated notes due on December 15, 2003 (the "Convertible Notes") into Common Stock, and the payoff of our credit facility in the quarter ended December 31, 1999.

During the quarter ended December 31, 1999, at the request of certain note holders, we converted $34.1 million of our Convertible Notes into approximately
2.4 million shares of Common Stock. Upon the conversion, we incurred a $1.1 million premium charge, which was equivalent to accrued interest on the converted Convertible Notes plus 1.6%. During the third quarter ended March 31, 2000, we called for the conversion of the remaining Convertible Notes. As a result, the remaining principal amount of $23.4 million of our Convertible Notes was converted into 1.6 million shares of Common Stock.

During the transition period 2000 we realized a gain of approximately $8.9 million from the sale of our investment in Astro Terra Corporation. We also recognized investment impairment charges totaling $16.0 million, comprised principally of the write-off of our $15.0 million investment in Fuzion Technologies, Inc., the parent of Fuzion, originally made in October 2000. Considering the significant decline in the value of companies in the emerging telecommunications sector which occurred in the fourth quarter of 2000 and the deterioration in the financing environment for such entities, we concluded that our investment in Fuzion was impaired and that we were unlikely to realize any value from this investment.

Provision for Income Taxes

The income tax provision for the transition period 2000 was $22.6 million that principally reflects additional valuation allowance in order to fully reserve the previously established deferred tax assets. The income tax benefit for the transition period 1999 was $6.2 million.

At December 31, 2000, the Company provided full valuation allowance against its deferred tax asset due to the uncertainty of expected future taxable income that would have to be generated to realize the deferred tax asset. At December 31, 2000, we had gross deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $122.5 million. The gross deferred tax assets are offset by a valuation allowance of $120.5 million and deferred tax liabilities of $2.0 million. The valuation allowance includes approximately $65.7 million relating to stock options that will be credited to additional paid-in capital when released.

Comparison of Fiscal Years Ended June 30, 2000 (Restated), 1999 and 1998

Our continuing operations reflect solely the results of our AB-Access business. We reported a loss from continuing operations of $27.2 million or $0.81 per share, $20.8 million or $0.70 per share, and $11.9 million or $0.36 per share, for fiscal years 2000, 1999 and 1998, respectively. Operating results for fiscal year 2000 include pre-tax charges of $2.2 million relating to the realignment of our resources driven by the divestitures of the discontinued operations, a premium on conversion of Convertible Notes of $1.1 million and $1.8 million loss on investment. Excluding these items, net loss from continuing operations for fiscal year 2000 would have been $24.2 million or $0.72 per share. Operating results for fiscal year 1999 include pre-tax charges of $8.2 million for in-process research and development related to the acquisitions of ABL. Excluding this item, the net loss from continuing operations for fiscal year 1999 would have been $13.5 million or $0.46 per share.

Revenue

The quarter ended September 30, 1999 was our first quarter of revenue for continuing operations. Net product revenue was $23.3 million for the fiscal year 2000. A substantial portion of our fiscal year 2000 revenue was generated from a limited number of customers. At June 30, 2000, we had shipped to 38 customers.

In fiscal year 2000, international revenue accounted for approximately 18% of our total revenue. Of the total revenue in fiscal year 2000, 82% was from the United States, 17% from Asia and 1% from Latin America, Africa and Middle East.

Gross Margin

Our gross margin had improved from (24%) in the first quarter to 6% in fiscal year 2000, largely attributable to increased efficiency on higher volume shipments and better manufacturing capacity utilization.

Operating Expenses

Research and development expenses for continuing operations were $17.1 million, $4.7 million and $329,000 for fiscal years 2000, 1999 and 1998, respectively. The increase in research and development expenses in fiscal year 2000 was mainly attributable to an increase in research and development personnel and outside consultants, as well as prototype charges for developing technology for products in multiple frequency bands for both the domestic and international markets.

Sales, marketing and administration expenses for continuing operations were $24.8 million, $12.2 million and $13.9 million, for fiscal years 2000, 1999 and 1998, respectively. Sales, marketing and administration expenses for fiscal year 2000 included a $2.2 million of pre-tax charges related to the realignment of resources driven by the divestitures of the discontinued operations. The charges included changes in certain compensation plans that were necessary based upon a significantly reduced employee base as we divested the three legacy businesses and to ensure that we had adequate retention incentives. The charges also included relocation and recruiting costs incurred, for certain employees that were necessary due to the transfers of facilities during the divestiture process. In addition to these charges, the increase for fiscal year 2000 was primarily due to the expansion in our sales and marketing staffing to support the growing level of bid and proposal activities for the new AB-Access products, increased sales commission associated with generating AB-Access revenue and increased promotional and product marketing expenses.

On August 20, 1998, we acquired ABL, a United Kingdom based company developing high-speed wireless Internet connectivity technology. We accounted for the acquisition under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. We recorded the assets and liabilities assumed based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identifiable intangible assets and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. In January 2000, we paid $1.3 million as the first portion of the contingent purchase price, which was accounted for as additional goodwill. The remaining contingent portion of the purchase price will include payments of up to $3.5 million and will be recorded as goodwill, if paid. Our results of operations for the first nine months of fiscal year 1999 included ABL's results from August 20, 1998.

In connection with the acquisition of ABL, we allocated a significant portion of the purchase price to purchased in-process research and development consisting of the AB-Access technology which was under development at the date of acquisition. We estimated the fair value of the in-process research and development using the income approach, which discounts expected future after-tax cash flows generated by the purchased in-process research and development to present value, using an appropriate risk-adjusted discount rate and revenue forecasts. The discount rate was derived based on consideration of the weighted average cost of capital as well as other factors, including the useful life of the technology, profitability levels of the technology, the uncertainty of technological advances that were known at the time, and the stage of completion of the technology. We believe that the estimated in-process research and development amount so determined represents fair value and did not exceed the amount a third party would have paid for the project.

At the date of the acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was expensed at acquisition.

The amortization of intangible assets, which consist of assembled workforce and goodwill, was $361,000, $275,000 and none for fiscal years 2000, 1999 and 1998, respectively. These intangible assets relate to the August 1998 acquisition of ABL and the additional purchase price paid in January 2000 for ABL recorded as goodwill.

Interest Income (Expense) and Other

Net interest income (expense) was $748,000, $(4.0) million, and $(3.8) million for fiscal years 2000, 1999 and 1998, respectively. The increase in interest income during fiscal year 2000 was due to interest earned on higher average cash balances resulting from the sales proceeds of our Government Division in April 1999 and proceeds from the issuance of Common Stock under our employee stock plans during fiscal year 2000. In addition, interest expense was lowered due to the conversion of our Convertible Notes into Common Stock and the payoff of our credit facility in the quarter ended December 31, 1999.

In January 2000, we invested $2.0 million in RadioLAN, Inc., a privately held technology company supplying wireless Local Area Networks ("LAN"). During the fourth quarter of fiscal year 2000, we ceased our support of the wireless LAN initiative and wrote off the amount of our investment of $1.8 million as we judged such to be impaired.

Income Tax

The income tax benefit from continuing operations was $15.3 million, $8.6 million and $6.7 million for fiscal years 2000, 1999 and 1998, respectively. The effective income tax rate for fiscal years 2000, 1999 (excluding the impact of the partial valuation allowance recorded against future deductions from the amortization of intangible assets in the ABL acquisition) and 1998 was 36%.

At June 30, 2000, we had a cumulative net deferred income tax asset of $21.1 million available to reduce payments on future federal and state income tax liabilities. Realization of the majority of the net deferred tax assets is dependent on our ability to generate approximately $53.0 million of future United States taxable income. Based on contracted demand and forecasted product performance, we had concluded that it was more likely than not that the assets would be realized based on forecasted revenue and related profitability.

Discontinued Operations

In July 2000, we sold the EFData, MDS and MRC Divisions. The EFData Division was sold to Comtech for $61.5 million in cash. MDS was sold to Moseley for $38.6 million in cash and MRC was sold to Vislink for $19.3 million in cash. The Company recorded an estimated loss of $8.3 million (net of income taxes) on disposal of the three divisions in the quarter ended June 30, 2000. Each of these agreements provided for the payment of additional sales proceeds to the Company or the refund of sales proceeds to the purchaser depending on the outcome of financial statement audits and certain other post-closing procedures. Reserves for estimated purchase price adjustments were provided for in the calculation of the estimated loss on disposal. Final contractual post-closing procedures related to each of these transactions have been completed.

The operating results and financial position of the EFData, MRC and MDS Divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified as discontinued operations for all periods presented in the Company's financial statements through their divestiture dates. Total revenue from EFData, MRC and MDS was $175.0 million, $156.7 million and $175.3 million for fiscal years 2000, 1999 and 1998, respectively. The income (loss) from EFData, MRC and MDS, was $4.1 million net of income tax of $2.3 million,

$(3.9) million net of income tax benefit of $1.9 million and $15.8 million net of income taxes of $6.3 million for fiscal years 2000, 1999 and 1998, respectively. A loss of $8.3 million was recorded on the disposal of the three divisions in the fourth quarter of fiscal year 2000. Total revenue from the Government Division discontinued operations was $67.7 million for fiscal year 1999 for the period prior to disposal and $85.7 million for fiscal year 1998. Income from the Government Division discontinued operations (net of income taxes) was $2.0 million for fiscal year 1999 for the period prior to disposal and $3.5 million for fiscal year 1998. The Government Division historically also included the Company's Services Division which was sold in the quarter ended June 30, 1998 for $8.2 million with a gain of $6.3 million before income taxes.

In April 1999, the Company completed the sale of the remainder of its Government Division to Northrop for $93.0 million in cash, for a net gain of approximately $36.0 million (net of income taxes). The Government Division provided specialized products and services principally in the areas of communications, reconnaissance, and surveillance systems used in low-altitude airplanes. The Government Division sale price included up to an additional $5.0 million cash payment, contingent upon the future performance of the divested business.

In July 1999, Northrop filed a lawsuit against the Company in Superior Court of the State of California, County of Santa Clara, alleging that the Company failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop acquired the Government Division in April 1999. No damages were specified. In September 1999, the Company filed a cross-complaint against Northrop seeking to recover in excess of $3.7 million, which represented the amount that the Company contends Northrop appropriated from the Company's bank accounts following the acquisition. Effective May 18, 2001, the Company and Northrop settled the litigation and other matters related to the transaction. Pursuant to the settlement agreement, the Company paid $2.0 million and agreed to pay an additional $2.0 million in quarterly installments of $500,000 plus interest beginning March 31, 2002. Interest on the outstanding balance will accrue at 7.5% from the date of the settlement and will be payable with the quarterly installments. The terms of the settlement agreement provide that the timing of quarterly payments is contingent upon the Company having an unrestricted cash and cash equivalents balance of not less than 15 times the amount payable in the quarter and such payments will only be due in a particular quarter to the extent the Company has positive cash flow in such quarter. The $4.0 million due Northrop is included in accrued liabilities related to discounted operations. In addition, the contingent purchase price provided for under the original agreement was cancelled.

In February 1998, the Company's STS Division was sold to L-3 for $27.0 million in cash, and in April 1998, the Company's MN Division was sold to Tadiran for $31.5 million in cash. The STS Division was a systems integrator supplying turnkey satellite transmit/receive earth stations and networks for domestic, international and government applications. The MN Division was engaged in the design, manufacture, sale and installation of high performance digital and analog microwave radios and transmission products for cellular, personal communications network applications and private communications network markets. During the second half of fiscal year 1998, the Company recorded provisions of $15.1 million (net of income taxes) for additional losses on disposal of these divisions. These provisions were primarily for adjustments to the combined losses on sale and for higher than anticipated operating losses prior to disposal of both divisions. The operating results, loss on disposal and financial position of these divisions have been classified as discontinued operations in the Company's financial statements through the divestiture dates. Revenue from the MN and STS Divisions discontinued operations was $83.2 million in fiscal year 1998 for the period prior to disposal. The loss of $59.4 million from discontinued operations (net of income taxes) for the MN and STS Divisions was accrued as part of the net loss on disposal.

In May 1995, the Company's MN Division entered into certain agreements with Nokia pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran subsequently took the position that the Company was responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In May 1999, Adaptive Broadband began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which later were settled for $2.0 million. In January 2000, Adaptive Broadband and Tadiran settled the Nokia claims for $2.0 million, and reserved rights against each other. In April 2000, Adaptive Broadband and Tadiran settled all claims against each other. A remaining liability of $1.0 million paid to Nokia in January 2001 is included in accrued liabilities related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, our net working capital was $31.3 million, which included cash and cash equivalents of $72.6 million, as compared to net working capital of $73.0 million at June 30, 2000, which included cash and cash equivalents of $10.1 million. The increase in cash and cash equivalents was primarily due to cash collected from sale of discontinued operations and investments and the issuance of treasury and Common Stock, offset by cash used for operations.

In the transition period 2000, we used $38.9 million of cash for continuing operating activities, primarily due to a loss from operations and an increase in inventories (before provisions for excess quantities) of $18.0 million, partially offset by decrease in accounts receivable of $10.0 million, increases in accounts payable and accrued liabilities of $5.8 million and $11.1 million, respectively and investment losses of $12.1 million. In the transition period 1999, we used $17.6 million for continuing operating activities, primarily due to a loss from operations and increase in accounts receivable of $2.3 million.

In the transition period 2000, investing activities provided $98.8 million, including proceeds from the sale of discontinued operations of $110.0 million, proceeds from the sale of investments of $10.4 million, offset by a $15.0 million investment in Fuzion, a $5.0 million payment for licensed technology and services from Fuzion and $3.1 million of capital expenditures. In the transition period 1999, we used $9.3 million in investing activities, primarily for $1.7 million of capital expenditures, $1.0 million of investments and $6.9 million in discontinued operations activities.

We received $2.6 million and $13.0 million from the sale of Common Stock under our stock option and stock purchase plans in transition periods 2000 and 1999, respectively. Transition period 1999 financing cash flow includes a $1.1 million premium paid on the conversion of Convertible Notes, which is described in the section titled "Interest Income (Expense) and Other." Also in the transition period 1999, we acquired 252,000 shares of our Common Stock for $3.3 million under the Board of Directors authorized Common Stock repurchase plan. We have not been repurchasing shares on an active basis.

Cash used for continuing operating activities was $49.3 million in fiscal year 2000, compared with cash used for continuing operating activities of $15.6 million and $21.4 million in fiscal years 1999 and 1998. Cash used in fiscal year 2000 was primarily due to a loss from operations, increases in accounts receivable and inventories, offset by increases in accounts payable and other accrued liabilities.

Cash used in investing activities for fiscal year 2000 was $25.9 million, primarily for $9.3 million of capital expenditures, $1.3 million for the first portion of the contingent purchase price for ABL, $1.0 million for an investment in Cambridge Broadband Limited and $1.0 million for an investment in Astro Terra. In addition, $9.1 million was used in discontinued operations activities. Cash generated from investing activities for fiscal year 1999 was $48.2 million, primarily from proceeds of $80.6 million (net of transaction costs) from the sale of our Government Division, offset by cash used in discontinued operations of $19.0 million, the acquisition of ABL for $10.9 million, and capital expenditures of $2.1 million. Cash generated from investing activities for fiscal year 1998 was $79.4 million, primarily from the sale of the MN, STS and the Services Divisions for approximately $66.7 million and cash generated from the operations of discontinued businesses of $13.2 million.

Our fiscal year 2000 financing activities included the receipt of $43.0 million from the sale of our Common Stock under our stock option and stock purchase plans offset by a $1.1 million premium paid by us on the conversion of the Convertible Notes, which is described in the section titled "Interest Income (Expense) and Other."

On October 6, 1998, our Board of Directors increased the number of shares authorized for repurchase on the open market to 12.0 million. We acquired approximately 252,000 shares of Common Stock for $3.3 million, 2.2 million shares of Common Stock for $15.7 million and 3.2 million shares of Common Stock for $34.1 million, in fiscal years ended 2000, 1999 and 1998, respectively. In 1998, we also repaid $5.7 million of subordinated debt obligations.

In March 2000, we entered into a secured revolving credit facility with available credit of $25.0 million that expires in March 2003. In late April 2001, the credit facility was terminated at the discretion of the lender.

In November 2000, we entered into an Agreement and Plan of Merger with Western Multiplex regarding a proposed merger transaction. In January 2001, we agreed with Western Multiplex to terminate the merger agreement and the proposed merger. Upon termination of the proposed merger, we incurred approximately $4.6 million in merger-related expenses, including $3.0 million for reimbursement of expenses paid to Western Multiplex, $750,000 paid to our investment banker for its services in connection with the fairness opinion related to the merger, $530,000 for legal services and $295,000 for other professional services rendered in connection with the proposed merger.

NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2000, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 133 has no material impact on our financial position, results of operations and cash flow.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101, effective July 1, 2000, did not have a material effect on our operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio, which consist entirely of cash equivalents. We do not use derivative financial instruments in our investment portfolio. We maintain a strict investment policy designed for the safety and preservation of our cash equivalents by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper and money market funds, both with maturities at the date of purchase of 90 days or less. Floating rate investments may produce less income than expected if interest rates fall.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).

                                 Fiscal       Transition      2001    2002    2003    2004    2005
                               Year 2000     Period 2000
Cash and cash equivalents        $10,062         $72,581        --      --      --      --      --
Average rate                         6.1%            6.7%       --      --      --      --      --

Total investment securities      $10,062         $72,581        --      --      --      --      --
Average rate                         6.1%            6.7%       --      --      --      --      --

We mitigate default risk by attempting to invest in high credit quality securities and by positioning our portfolio of cash equivalents to respond to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio of cash equivalents includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

Foreign Currency Exchange Risk:

We transact business in foreign currencies and, accordingly, are subject to exposure from adverse movements in foreign currency exchange rates. The primary foreign currency risk exposure is related to U.S. dollar to British pound exchange rate, and U.S. dollar and British pound to Euro exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. All of our revenues are earned in U.S. dollars while operating expenses incurred by our United Kingdom office are denominated primarily in British pounds. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We do not use derivative financial instruments for speculative trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
Report of Ernst & Young LLP, Independent Auditors........................................              29
Consolidated Statements of Operations ...................................................              30
Consolidated Balance Sheets..............................................................              31
Consolidated Statements of Stockholders' Equity..........................................              32
Consolidated Statements of Cash Flow.....................................................              33
Notes to Consolidated Financial Statements...............................................              34

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Adaptive Broadband Corporation

We have audited the accompanying consolidated balance sheets of Adaptive Broadband Corporation as of December 31, 2000 and June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period ended December 31, 2000 and each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adaptive Broadband Corporation at December 31, 2000 and June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the six-month period ended December 31, 2000 and each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and schedule have been prepared assuming that Adaptive Broadband Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring and increasing operating losses and negative cash flows from operating and investing activities. In addition, market conditions for the Company's products have substantially deteriorated. Furthermore, several of the Company's stockholders have filed lawsuits against the Company and certain of its current and former officers and directors in 2001 alleging violations of federal and state securities laws. The relief sought in these lawsuits includes unspecified damages. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements and schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying consolidated financial statements and schedule for the year ended June 30, 2000 have been restated as discussed in Note 2.

                                        /s/ Ernst & Young LLP

Palo Alto, California
July 3, 2001

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share)

                                                                       Six Months Ended
                                                                         December 31,                  Years ended June 30,
                                                                    ----------------------    -----------------------------------
                                                                       2000         1999           2000        1999       1998
                                                                    ---------     --------    ------------   --------   ---------
                                                                                (Unaudited)     (Restated,
                                                                                                see Note 2)
Revenue:
Product revenue                                                     $   5,188     $  3,300        $ 23,254   $     --   $     --
Cost of product revenue                                                59,158        3,775          21,942         --         --
                                                                    ---------     --------        --------   --------   --------
Gross margin                                                          (53,970)        (475)          1,312         --         --
License revenue                                                         1,304           --             645         --         --

Expenses:
Research and development                                               10,000        5,727          17,109      4,731        329
Sales, marketing and administration                                    13,767        9,875          24,793     12,157     13,874
Write-off of technology and prepaid services acquired from Fuzion       5,000           --              --         --         --
Amortization of intangible assets                                         212          149             361        275         --
Provision for impaired long-lived assets                                5,770           --              --         --         --
Purchased in-process research and development                              --           --              --      8,210         --
Restructuring and other charges                                            --           --              --         --        624
                                                                    ---------     --------        --------   --------   --------
Total expenses                                                         34,749       15,751          42,263     25,373     14,827
                                                                    ---------     --------        --------   --------   --------

Operating loss                                                        (87,415)     (16,226)        (40,306)   (25,373)   (14,827)
Interest expense                                                         (106)        (995)         (1,054)    (4,503)    (4,007)
Interest income                                                         3,184        1,026           1,802        469        182
Premium on conversion of notes                                             --       (1,093)         (1,093)        --         --
Gain on disposal of investment, net                                     8,853           --              --         --         --
Write-off of investment in Fuzion                                     (15,000)          --              --         --         --
Write-off of other investments                                         (1,000)          --          (1,775)        --         --
                                                                    ---------     --------        --------   --------   --------

Loss from continuing operations before income taxes                   (91,484)     (17,288)        (42,426)   (29,407)   (18,652)

Income tax provision (benefit)                                         22,622       (6,224)        (15,275)    (8,613)    (6,715)
                                                                    ---------     --------        --------   --------   --------
Loss from continuing operations                                      (114,106)     (11,064)        (27,151)   (20,794)   (11,937)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes            --        4,097           4,438     (3,867)    15,838
Gain (loss) on disposal, net of income taxes                             (487)          --          (8,263)    36,281    (11,661)
                                                                    ---------     --------        --------   --------   --------
                                                                         (487)       4,097          (3,825)    32,414      4,177
                                                                    ---------     --------        --------   --------   --------
Net income (loss)                                                   $(114,593)    $ (6,967)       $(30,976)  $ 11,620   $ (7,760)
                                                                    =========     ========        ========   ========   ========

Basic and diluted earnings (loss) per share:
Loss from continuing operations                                     $   (3.03)    $  (0.36)       $  (0.81)  $  (0.70)  $  (0.36)
Income (loss) from discontinued operations                              (0.01)        0.13           (0.12)      1.09       0.13
                                                                    ---------     --------        --------   --------   --------
Net income (loss)                                                   $   (3.04)    $  (0.23)       $  (0.93)  $   0.39   $  (0.24)
                                                                    =========     ========        ========   ========   ========

Weighted average common shares used in computing basic                 37,662       30,666          33,424     29,774     32,726
       and diluted earnings (loss) per share



See accompanying notes.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

                                                                                                         June 30,
                                                                           December 31,    ------------------------------------
                                                                               2000              2000                  1999
                                                                           ------------    ---------------         ------------
                                                                                               (Restated,
                                                                                               See Note 2)
Assets
Current Assets:
  Cash and cash equivalents                                                 $  72,581            $ 10,062            $ 46,707
  Restricted cash                                                               6,127               6,424               2,180
  Accounts receivable, less allowance for doubtful accounts of $534
    at December 31, 2001 and $1,352 at June 30, 2000                            2,645              12,612                  --
  Inventories                                                                  12,414              19,347               1,116
  Deferred tax assets                                                              --               6,898              14,293
  Prepaids and other current assets                                             1,894               2,124               2,938
  Net current assets of discontinued operations                                    --              64,259              42,057
                                                                            ---------            --------            --------
       Total Current Assets                                                    95,661             121,726             109,291
                                                                            ---------            --------            --------

Property, plant & equipment, net                                                7,751               9,994               3,088
Deferred tax assets                                                                --              14,235               3,805
Intangible assets, net                                                             --               2,943               2,054
Other assets                                                                    1,588               3,765               3,017
Net long-term assets of discontinued operations                                    --              47,021              50,078
                                                                            ---------            --------            --------
                                                                            $ 105,000            $199,684            $171,333
                                                                            =========            ========            ========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                          $  15,467            $  9,664            $  2,132
  Accrued liabilities                                                          48,921              39,063              25,118
                                                                            ---------            --------            --------
       Total Current Liabilities                                               64,388              48,727              27,250
                                                                            ---------            --------            --------

Long-term Liabilities:
  Convertible subordinated notes                                                   --                  --              57,500
  Other long-term liabilities                                                      --                  --               1,590

Commitments and Contingencies (see Notes 1 and 11)

Stockholders' Equity
  Preferred stock, $0.10 par value, 5,000,000 shares
    authorized; no shares issued                                                   --                  --                  --
  Common stock, $0.10 par value, 249,200,000 shares authorized;
    37,720,017, 37,489,615, and 33,258,062 issued as of December 31,
    2000, and June 30, 2000 and 1999, respectively                              3,773               3,749               3,326
  Capital in excess of par value                                              157,395             153,060              94,010
  Treasury stock, no shares held at December 31, 2000 or June 30,
    2000, 4,071,408 shares held in 1999                                            --                  --             (36,066)
  Accumulated other comprehensive loss                                           (111)                 --                  --
  Retained earnings (deficit)                                                (120,445)             (5,852)             23,723
                                                                            ---------            --------            --------
       Total stockholders' equity                                              40,612             150,957              84,993
                                                                            ---------            --------            --------
                                                                            $ 105,000            $199,684            $171,333
                                                                            =========            ========            ========

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended June 30, 1998, 1999, and 2000, and the transition period
2000

(Dollars in thousands)

                                                                                      Accumulated             Unamortized  Total
                                        Common Stock        Capital in                  Other      Retained   Restricted   Share-
                                     -------------------
                                                           Excess of Par  Treasury  Comprehensive  Earnings   Stock Plan   holders'
                                       Shares      Amount       Value       Stock       loss       (Deficit)    Expense    Equity
                                     -----------  -------- -------------  --------  ------------- ----------  ----------- ----------
Balance at June 30, 1997              32,812,946  $3,282     $ 91,608      $   --    $   --      $ 23,577     $   (443)   $ 118,024

Stock option, restricted stock and
 stock purchase plans                    445,116      44        2,402          --        --            --          443        2,889
Treasury stock purchases
 (3,191,000 shares)                           --      --           --     (34,104)       --            --           --      (34,104)
Common stock issued from treasury
 shares for stock option and stock
 purchase plans (620,840 shares)              --      --           --       6,273        --          (769)          --        5,504
Net loss                                                                                           (7,760)                   (7,760)
                                     -----------  ------   ----------   ---------  --------    ----------     --------    ---------
Balance at June 30, 1998              33,258,062   3,326       94,010     (27,831)       --        15,048           --       84,553
                                     -----------  ------   ----------   ---------  --------    ----------     --------    ---------

Treasury stock purchases (2,155,000
 shares)                                      --      --           --     (15,706)       --            --           --      (15,706)
Common stock issued from treasury
 shares for stock option and stock
 purchase plans (653,752 shares)              --      --           --       7,471        --        (2,945)          --        4,526
Net income                                    --      --           --          --        --        11,620           --       11,620
                                     -----------  ------   ----------   ---------  --------    ----------     --------    ---------
Balance at June 30, 1999              33,258,062   3,326       94,010     (36,066)       --        23,723           --       84,993
                                     -----------  ------   ----------   ---------  --------    ----------     --------    ---------

Stock option and stock purchase
 plans                                   188,917      19        2,799          --        --            --           --        2,818
Treasury stock purchases (252,000
 shares)                                      --      --           --      (3,321)       --            --           --       (3,321)
Common stock issued from treasury
 shares for stock option and stock
 purchase plans (4,323,908 shares)            --      --           --      39,387        --         1,401           --       40,788
Conversion of notes                    4,042,636     404       56,251          --        --            --           --       56,655
Net loss (Restated)                           --      --           --          --        --       (30,976)          --      (30,976)
                                     -----------  ------   ----------   ---------  --------    ----------     --------    ---------
Balance at June 30, 2000 (Restated)   37,489,615   3,749      153,060          --        --        (5,852)          --      150,957
                                     -----------  ------   ----------   ---------  --------    ----------     --------    ---------

Stock option, stock purchase and
 deferred compensation plans             230,402      24        4,335          --        --            --           --        4,359
Components of comprehensive loss:
Net loss                                      --      --           --          --        --      (114,593)          --     (114,593)
Currency translation adjustment and
 unrealized loss on cash equivalents          --      --           --          --      (111)           --           --         (111)
                                                                                                                          ---------
 Total comprehensive loss                                                                                                  (114,704)
                                     -----------  ------   ----------   ---------  --------    ----------     --------    ---------
Balance at December 31, 2000          37,720,017  $3,773     $157,395    $     --   $  (111)    $(120,445)    $     --    $  40,612
                                     ===========  ======   ==========   =========  ========    ==========     ========    =========

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

                                                          Six Months Ended
                                                             December 31                 Years ended June 30,
                                                       -----------------------    -----------------------------------
                                                          2000         1999          2000       1999       1998
                                                       ------------ -----------   ----------- ----------  -----------
                                                                   (Unaudited)  (Restated
                                                                                See Note 2)
Operating activities:
Loss from continuing operations                        $(114,106)    $(11,064)    $(27,151)  $(20,794)  $(11,937)
Adjustments to reconcile to net cash
 used in operating activities:
  Loss on disposal and write down of investments and
   assets, net                                            12,147           --        1,775         --         --
  Provision for impaired long-lived assets                 5,770           --           --         --         --
  Depreciation and amortization                            2,465          475        2,723        773        940
  Deferred income taxes                                   21,133       (6,224)     (16,860)    (8,613)    (6,715)
  Provisions for excess inventory                         24,950           --          650         --         --
  Purchased in-process research and development               --           --           --      8,210         --
  Premium on conversion of notes                              --        1,093        1,093         --         --
  Net effect of change in:
   Accounts receivable                                     9,967       (2,268)     (12,612)        --         --
   Inventories                                           (18,017)         907      (18,881)    (1,116)        --
   Prepaid expenses and other assets                        (117)       1,122         (554)    (3,331)        --
   Accounts payable                                        5,803       (1,555)       7,532        379     (1,312)
   Accrued liabilities                                    11,119          (54)      12,954      8,925    (12,486)
   Income tax refunds                                         --           --           --         --     10,085
                                                      ----------     --------     --------   --------   --------
Net cash used in continuing operations                   (38,886)     (17,568)     (49,331)   (15,567)   (21,425)
                                                      ----------     --------     --------   --------   --------
Investing activities:
Capital expenditures                                      (3,139)      (1,677)      (9,268)    (2,118)       (70)
Acquisitions and investments in businesses and
 technology                                              (20,000)      (1,000)      (3,250)   (11,111)        --
Proceeds from sale of discontinued operations, net       109,966           --           --     80,619     66,726
Proceeds from sale of investments                         10,356           --           --         --         --
Net change in restricted cash                                297          343       (4,244)      (176)      (502)
                                                      ----------     --------     --------   --------   --------
Net cash provided by (used in) continuing operations
 investing activities                                     97,480       (2,334)     (16,762)    67,214     66,154
Net cash provided by (used in) discontinued
 operations activities                                     1,314       (6,917)      (9,145)   (19,022)    13,222
                                                      ----------     --------     --------   --------   --------
Net cash provided by (used in) investing activities       98,794       (9,251)     (25,907)    48,192     79,376
                                                      ----------     --------     --------   --------   --------
Financing activities:
Payments on long-term debt                                    --           --           --         --     (6,000)
Proceeds from issuance of Common Stock                     2,611       12,988       43,007      4,526      7,546
Purchase of treasury stock                                    --       (3,321)      (3,321)   (15,706)   (34,104)
Premium paid on conversion of notes                           --       (1,093)      (1,093)        --         --
Repayment of convertible subordinated notes                   --           --           --         --     (5,700)
                                                      ----------     --------     --------   --------   --------
Net cash provided by (used in) financing activities        2,611        8,574       38,593    (11,180)   (38,258)
                                                      ----------     --------     --------   --------   --------

Net increase (decrease) in cash and cash equivalents      62,519      (18,245)     (36,645)    21,485     19,653
Cash and cash equivalents at beginning of period          10,062       46,707       46,707     25,222      5,569
                                                      ----------     --------     --------   --------   --------
Cash and cash equivalents at end of period             $  72,581     $ 28,462     $ 10,062   $ 46,707   $ 25,222
                                                      ==========     ========     ========   ========   ========
Supplemental cash flow information:
Cash paid during the period for:
 Interest                                              $     208     $    394     $     32   $  4,485   $  3,868
 Income taxes                                                634           --        1,118          5         --
Non cash transaction
 Conversion of notes to Common Stock                   $    --       $ 34,148     $ 57,500   $     --   $     --

See accompanying notes.

ADAPTIVE BROADBAND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Adaptive Broadband is a supplier of broadband communications transmission equipment for the deployment of broadband wireless communication over the Internet. The Company operates in one business segment: the design, development, manufacturing, marketing, and selling of broadband wireless communication systems.

Basis of Presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring and increasing operating losses and negative cash flows from operating and investing activities. In addition, during the latter half of 2000, the financing environment for the Company's customers substantially deteriorated and a number of the Company's customers have experienced severe financial difficulties and have been unable to pay for prior shipments or comply with the terms of purchase contracts. It is unclear when or if this financing environment will improve. As a result, the Company's operating losses and negative cash flows have continued subsequent to December 31, 2000 and have adversely impacted the Company's liquidity. Furthermore, as disclosed in Note 11, several of the Company's stockholders have filed lawsuits against the Company and certain of its current and former officers and directors in 2001 alleging violations of federal and state securities laws. The relief sought in these lawsuits includes unspecified damages. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In 2001, in response to these market conditions, management restructured the Company's operations, consolidated facilities, eliminated inventory purchase commitments and is in the process of reducing the number of employees from 230 to approximately 60 in order to resize the Company appropriately to be more competitively positioned if the market rebounds. To the extent that funds are insufficient to fund the Company's operations, the Company would have to raise additional funds to meet capital requirements or enter into a sale, merger, recapitalization or other strategic transaction with a third party. No assurance can be given that additional financing will be available on acceptable terms, if at all, or that the Company will be successful in finding a strategic partner. If adequate funds are not available, the Company may have to, among other things, reduce substantially or eliminate expenditures for the development and marketing of the Company's products, seek protection from the Company's creditors or cease operations as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certain amounts in prior periods have been reclassified to conform with the December 31, 2000 period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Adaptive Broadband and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

During fiscal year 1998, the Company changed its fiscal year end to June 30 from a 52 - 53 week fiscal year ending on the Saturday closest to June 30. For clarity, all fiscal periods are reported on a calendar month end. This change did not have a significant impact on the Company's consolidated financial statements. In 2000 the Company changed its fiscal year end from June 30 to December 31.

Comprehensive Income or Loss

Comprehensive income (loss) approximates the Company's net loss for all periods presented. Other comprehensive loss includes foreign currency translation adjustments and unrealized loss on cash equivalents.

Use of Estimates; Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates are used in determining amounts reported in the financial statements and accompanying notes such as the amounts realizable from the sale of inventories, assumptions regarding the accounting for deferred income taxes, and accrued liabilities for discontinued operations and contingencies. Actual results could differ from estimates.

Unaudited Financial Statements

The accompanying unaudited statements of operations and cash flows for the transition period 1999 are unaudited and have been prepared on a basis substantially the same as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information set forth therein.

Revenue Recognition and Credit Risk

Product revenue is generally recognized when title passes, which is upon shipment, to a credit-worthy customer. If the Company retains significant post-delivery obligations, revenue is not recognized until the obligations are completed. Provisions are made at the time of revenue recognition for estimated warranty costs. Shipments to customers who are judged to be not credit worthy are recognized as revenue upon receipt of cash. The license revenue recognized to date has been recognized ratably over the fixed term of the license arrangement to the extent cash or other consideration has been received.
Amounts received in advance of revenue recognized are deferred.

In the transition period 2000, the Company entered into a sales contract with a value-added reseller ("VAR") which provides the VAR with certain rights of return, most favored pricing, stock rotation rights and potential rebates based on sales levels. Revenue related to transactions with the VAR will be recognized when the right of return lapses and when all other contractual obligations to the VAR have been satisfied. No revenue has been recognized under the contract through December 31, 2000.

The Company sells its products primarily to ISPs, United States CLECs and telecommunication providers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. Concentrations of credit risk with respect to trade accounts receivable are due to the few number of entities comprising the Company's customer base. During the transition period 2000, the financing environment and the financial condition of many of the Company's customers deteriorated substantially.

Revenue from international customers was approximately 87% and 18% of total revenue in the transition period 2000 and the year ended June 30, 2000, respectively. During the transition period 2000, two customers each accounted for 10% or more of the Company's revenue and on a combined accounted for 63% of revenue. During the year ended June 30, 2000, three customers each accounted for 10% or more of the Company's revenue and all three combined accounted for 66% of the Company's revenue.

Supplier Risk

The Company relies on single source suppliers for a significant portion of its product and raw materials inventory. The Company has outsourced its manufacturing and, through December 31, 2000, relied on its contract manufacturer, Solectron, Inc. ("Solectron"), for the production of its products. Effective March 22, 2001, the Company ceased production of its product with Solectron as a result of having excess quantities of inventories on hand. At December 31, 2000, the Company recognized a charge to cost of product sales of approximately $23.2 million related to amounts due to Solectron for non-cancelable purchase commitments under the arrangement for product in excess of anticipated demand. The Company and Solectron are in the process of negotiating payment terms for the unpaid portion of this obligation. The Company has received a demand letter from Solectron claiming a breach of the manufacturing agreement and demanding payment in full of all unpaid balances.

Financial Instruments and Concentration of Credit Risk

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company maintains cash and cash equivalents with various financial institutions and corporate issuers. The Company's policy is designed to limit exposure to any one institution or issuer.

Cash Equivalents

Cash equivalents are carried at amortized cost which approximates fair value, and consist of highly liquid investments, primarily commercial paper and money market funds, with original maturities of 90 days or less. The

Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company has not experienced losses from its cash equivalents.

Included in restricted cash at December 31, 2000 are funds deposited with a financial institution amounting to $1,611,000 to secure letters of credit issued to the Company's landlord, to guarantee lease payments due under the Company's Sunnyvale facilities lease, and issued to customers of the Company's divested businesses to guarantee delivery of products or services. The Company has received letters of credit from its divested businesses amounting to $611,000 at December 31, 2000 to effect the letters of credit issued to customers. The funds deposited were $1,675,000 and $1,027,414 at June 30, 2000 and 1999, respectively.

Inventories

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist primarily of finished goods. The Company has recorded a provision of approximately $25.6 million as of December 31, 2000 for quantities of inventory on hand at such date or returned subsequently that are judged to be in excess of forecasted demands. The Company believes that inventory beyond twelve months forecasted demand should be fully reserved due to the uncertainty as to when the broadband wireless market will recover. Furthermore, even if the broadband wireless market recovers, there is significant uncertainty as to whether the inventory on-hand at December 31, 2000, as well as purchases firmly committed at that date will meet the needs of the market in those future periods. Inventory shipped to customers with right of return for which no revenue has been recognized to date has been accounted for as consigned inventory. Included in inventory at December 31, 2000 is $2.7 million of consigned inventory.

Impairment of Long-Lived Assets

The Company periodically evaluates potential impairment of its long-lived assets, including intangibles. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying value of the assets, the Company measures the impairment as the difference between the carrying value of the asset and their fair value determined using an appropriate valuation method.

In connection with preparation of the December 2000 financial statements, the Company identified indicators of possible impairment of its long-lived assets. Such indicators included the significant downturn in the business climate for many of the Company's domestic customers, the reduced availability of private or public funding for such businesses resulting in the inability of such customers to pay for equipment ordered or to meet minimum unit commitments under long-term purchase contracts.

The Company performed asset impairment tests. The tests were performed by comparing the expected aggregate undiscounted cash flows to the carrying amounts of long-lived assets. Based on the results of these tests, the Company determined that long-lived assets were impaired.

With the assistance of independent valuation experts, the Company then determined the fair value of its long-lived assets. Fair value was determined using a market comparison method. A write-down of $5.77 million was recorded in the transition period 2000, reflecting the amount by which the carrying amount of certain long-lived assets exceed their respective fair values. The write-down consisted of $2.7 million for goodwill and other intangible assets and $3.04 million for certain property and equipment.

Following the completion of its long-lived asset impairment analysis as of December 31, 2000, the Company reevaluated the remaining estimated useful lives of its long-lived assets. As a result, effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions will be depreciated or amortized over five years.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed under the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. The Company capitalizes certain costs to develop internal use software in accordance with Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use."

As of December 30, 2000 and June 30, 2000 and 1999, property, plant and equipment consisted of the following (in thousands):

                                                                                                  June 30,
                                                                                         ---------------------------
                                         Assigned life as of         December 31,
                                          December 31, 2000             2000                2000             1999
                                       -----------------------   --------------------    ------------    -------------
Office and computer equipment                 2-7 years                  $ 5,232            $ 5,473            2,102
Engineering and test equipment               3-10 years                    3,776              4,066              554
Software                                      3-5 years                    2,507              2,887              858
Leasehold improvements                       Lease term                    1,858                937              581
                                                                         -------            -------          -------
                                                                          13,373             13,363            4,095
Less: accumulated depreciation and amortization                           (5,622)            (3,369)          (1,007)
                                                                         -------            -------          -------
                                                                         $ 7,751            $ 9,994          $ 3,088
                                                                         =======            =======          =======

Depreciation and amortization expense on property, plant and equipment was $2.3 million, $2.4 million and $0.5 million for the transition period 2000 and for the years ended June 30, 2000 and 1999, respectively.

Intangible Assets of Acquired Business

For acquisitions accounted for under the purchase method (see Note 12), the excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets based on fair value. Intangible assets are amortized under the straight-line method over their estimated useful life. The following table summarizes net intangible assets of acquired business (in thousands):

                                                            June 30,
                                                       -------------------
                                        December 31,
                                            2000        2000        1999
                                       -------------   --------   --------
Goodwill                                   $  --        $3,138     $1,888
Assembled workforce                           --           440        440
Accumulated amortization                      --          (635)      (274)
                                       -------------   --------   --------
                                           $  --        $2,943     $2,054
                                       =============   ========   ========

Advertising Expenses

The Company expenses the costs of advertising as incurred. Advertising expense was not significant in all periods presented.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates have not been significant in any period presented and have been reported in other comprehensive income
(loss).

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Earnings (Loss) Per Share

Basic earning (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earning (loss) per common share is calculated using the weighted average number of common shares outstanding during the period and the dilutive effect, if any, of stock options calculated using the treasury stock method and convertible notes using the as if converted method. Options to purchase 4,472,968, 3,875,401, and 5,773,940 shares of Common Stock at December 31, 2000 and June 30, 2000 and 1999, respectively, and common equivalent shares for the Convertible Notes outstanding in 1999 and 1998 were excluded from the calculation of diluted earning (loss) per share as their effect is antidilutive with respect to continuing operations.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" in July 2000. The adoption of SFAS 133 had no material impact on the Company's financial position, results of operations or cash flow as the Company does not presently engage in hedging activities and holds no derivative financial instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101 in the six months ended December 31, 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial position, results of operations or cash flow.

2.   RESTATEMENT OF FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 2000

In March 2001, the Company announced that a $4.0 million revenue transaction recorded in the quarter ended June 30, 2000 would be reversed and that the financial statements for the periods then ended would be restated. This announced restatement indicated no impact on the reported net loss as the original sales transaction resulted in a negative gross margin. The restatement announcement was the result of the Board of Directors and independent auditors becoming aware of a side-letter issued by the Company which could be construed as an offer to assist a customer with financing for purchased equipment. Such letter was issued contemporaneous with a sales transaction. As a result of this finding, the Board of Directors formed a Special Committee to investigate this matter with the assistance of outside counsel.

As a result of the investigation performed by the Special Committee as well as additional procedures performed by the Company's interim Chief Financial Officer, retained at the recommendation of the Special Committee, the Company discovered information in connection with two additional revenue transactions, one relating to an unauthorized shipment and the other to the inappropriate recognition of a customer deposit, both recorded in the quarter ended June 30, 2000, which also have been restated.

The total revenue reduction was approximately $4.8 million resulting in an increase to the net loss of approximately $105,000, net of tax benefit and revisions to warranty accrual. In addition, the Company corrected a misclassification of operating expenses between continuing and discontinued operations in the amount of $534,000 ($341,000 net of tax), which had the effect of increasing the loss from continuing operations.

The following statement of operations data reconciles previously reported data with the restated financial statement data for the year ended June 30, 2000 (in thousands):


                                                              As Originally   Restatement   Restated
                                                                 Reported     Adjustments    Amounts
                                                              -------------   -----------   --------
Product revenue                                                    $ 28,059       $(4,805)  $ 23,254
Cost of product revenue                                              26,583        (4,641)    21,942
                                                              -------------   -----------   --------
Gross margin                                                          1,476          (164)     1,312

License revenue                                                         645             -        645

Expenses:
Research and development                                             17,109             -     17,109
Sales, marketing and administrative                                  24,259           534     24,793
Amortization of intangible assets                                       361            --        361
                                                              -------------   -----------   --------
Total expenses                                                       41,729           534     42,263
                                                              -------------   -----------   --------
Operating loss                                                      (39,608)         (698)   (40,306)
Other income(expense)                                                (2,120)            -     (2,120)
                                                              -------------   -----------   --------
Loss from continuing operations before income taxes                 (41,728)         (698)   (42,426)
Benefit from income taxes                                           (15,023)         (252)   (15,275)
                                                              -------------   -----------   --------
Loss from continuing operations                                     (26,705)         (446)   (27,151)

Discontinued operations:
Income from discontinued operations, net of income taxes              4,097           341      4,438
Gain (loss) on disposal, net of income taxes                         (8,263)            -     (8,263)
                                                              -------------   -----------   --------
                                                                     (4,166)          341     (3,825)
                                                              -------------   -----------   --------
Net loss                                                           $(30,871)      $  (105)  $(30,976)
                                                              =============   ===========   ========
Basic and diluted loss per share:
Loss from continuing operations                                    $  (0.80)      $ (0.01)  $  (0.81)
Loss from discontinued operations                                  $  (0.12)      $  0.00   $  (0.12)
                                                              -------------   -----------   --------
Net loss                                                           $  (0.92)      $ (0.01)  $  (0.93)
                                                              =============   ===========   ========

3.   TRANSACTIONS WITH FUZION

In December 1999, the Company entered into a multi-year agreement to sell equipment to Fuzion. Under the terms of this agreement, Fuzion agreed, subject to certain cancellation penalties, to purchase a minimum number of units of the Company's products through 2004. This agreement was amended in September 2000 to increase the purchase commitments to an aggregate of $195 million and to
extend the agreement through 2005.   The agreement was further amended in
October 2000 to grant Fuzion exclusive distribution rights for certain customers. During the year ended June 30, 2000, Fuzion purchased approximately $5.5 million of equipment pursuant to this arrangement.

In October 2000, the Company and Fuzion entered into a series of agreements under which the Company licensed certain software and related technology from Fuzion and Fuzion agreed to provide training and a minimum number of support hours to the Company or its customers related to the licensed technology. In connection with these agreements, the Company paid Fuzion $5 million. The parties also entered into a joint development and distribution agreement in which they agreed to jointly develop certain products and each committed to equal minimum levels of development expenditures. Finally, in October 2000 the Company made a $15 million investment in the common stock of Fuzion Technologies, Inc., the parent of Fuzion.

In late December 2000, Fuzion informed the Company that it would not be paying $12.4 million related to a September 2000 shipment. The Company and Fuzion reached an agreement under which Fuzion was permitted to return a substantial portion of the units shipped pursuant to the September 2000 transaction. The Company reversed the related revenue. When Fuzion did not pay for this receivable and was unable to honor the terms of its other agreements with the Company, the Company charged the cost of the licensed technology and related prepaid support services to expense, as it no longer expects to realize any value from this arrangement. In addition, due to the significant decline in the value of companies in the emerging telecommunications sector which occurred in the fourth quarter of 2000 and the deterioration in the financing environment for such entities, the Company concluded that its equity investment in Fuzion was impaired and the Company was unlikely to realize any value from this investment and, as a result, charged the $15 million to other expense in the six month period ended December 31, 2000.

On June 22, 2001, the Company filed a lawsuit against Fuzion in the United States District Court, Northern District of California. The Company's lawsuit alleges that Fuzion breached a written purchase agreement dated December 7, 1999 as later amended, by failing to pay for purchased products and by failing to satisfy the purchase agreement's minimum purchase obligations. The Company's complaint seeks damages of approximately $4.3 million plus interest, costs and attorneys' fees.

4.   DISCONTINUED OPERATIONS AND DIVESTITURES

In January 2000, the Company's Board of Directors adopted a formal plan to sell its EFData, MRC and MDS Divisions. These three divisions qualify as segments of a business under Accounting Principles Board Opinion No. 30 as each operates in separate lines of businesses with separate customer classes. The Company's continuing business, the AB-Access Division, does not operate in these lines of businesses and sells to different customers. The EFData Division is a provider of satellite communication technology focused on addressing the commercial, industrial and military markets. MRC provides US analog and digital point-to-point microwave systems for transporting video signals for television broadcast operations, including electronic news gathering, satellite backhauls, studio-transmitter links and regional networks. MDS supplies data telemetry point-to-multipoint terrestrial radio systems.

In July 2000, all three divisions included in discontinued operations at June 30, 2000 were sold. The EFData Division was sold to Comtech Telecommunications Corp. for $61.5 million in cash. MDS was sold to Moseley Associates Incorporated for $38.6 million in cash and MRC was sold to Vislink plc for $19.3 million in cash. The Company recorded an estimated loss of $8.3 million (net of income taxes) on disposal of the three divisions in the quarter ended June 30, 2000. Each of these agreements provided for the payment of additional sales proceeds to the Company or the refund of sales proceeds to the purchaser depending on the outcome of financial statement audits and certain other post-closing procedures. Reserves for estimated purchase price adjustments were provided for in the calculation of the estimated loss on disposal. Final contractual post-closing procedures related to each of these transactions have been completed.

The operating results and financial position of the EFData, MRC and MDS Divisions, together with the operating results and financial position of the Government Division that was sold in April 1999, have been classified as discontinued operations for all periods presented in the Company's financial statements through their divestiture dates. Total revenue from EFData, MRC and MDS was $175.0 million, $156.7 million and $175.3 million for fiscal years 2000, 1999 and 1998, respectively. The income (loss) from EFData, MRC and MDS, was $4.1 million net of income tax of $2.3 million, $(3.9) million net of income tax benefit of $1.9 million and $15.8 million net of income taxes of $6.3 million for fiscal years 2000, 1999 and 1998, respectively. A loss of $8.3 million was recorded on the disposal of the three divisions in the quarter ended June 30, 2000. Total revenue from the Government Division discontinued operations was $67.7 million for fiscal year 1999 for the period prior to disposal and $85.7 million for fiscal year 1998. Income from the Government Division discontinued operations (net of income taxes) was $2.0 million for fiscal year 1999 for the period prior to disposal and $3.5 million for fiscal year 1998. The Government Division historically also included the Company's Services Division which was sold in the fourth quarter of fiscal 1998 for $8.2 million with a gain of $6.3 million before income taxes.

In April 1999, the Company completed the sale of the remainder of its Government Division to Northrop Grumman Corporation ("Northrop") for $93 million in cash, for a net gain of approximately $36 million (net of income taxes). The Government Division provided specialized products and services principally in the areas of communications, reconnaissance, and surveillance systems used in low-altitude airplanes. The Government Division sale price included up to an additional $5 million cash payment, contingent upon the future performance of the divested business.

In July 1999, Northrop filed a lawsuit against the Company in Superior Court of the State of California, County of Santa Clara, alleging that the Company failed to disclose certain events and information as required by the terms of the agreement pursuant to which Northrop acquired the Government Division in April 1999. No damages were specified. In September 1999, the Company filed a cross-complaint against Northrop seeking to recover in excess of $3.7 million, which represented the amount that the Company contends Northrop appropriated from the Company's bank accounts following the acquisition. Effective May 18, 2001, the Company and Northrop settled the litigation and other matters related to the transaction. Pursuant to the settlement agreement, the Company paid $2.0 million and agreed to pay an additional $2.0 million in quarterly installments of $500,000 plus interest beginning March 31, 2002. Interest on the outstanding balance will accrue at 7.5% from the date of the settlement and will be payable with the quarterly installments. The terms of the settlement agreement provide that the timing of quarterly payments is contingent upon the Company having an unrestricted cash and cash equivalents balance of not less than 15 times the amount payable in the quarter and such payments will only be due in a particular quarter to the extent the

Company has positive cash flow in such quarter. The $4.0 million due Northrop is included in accrued liabilities related to discounted operations. In addition, the contingent purchase price provided for under the original agreement was cancelled.

In February 1998, the Company's STS Division was sold to L-3 for $27 million in cash, and in April 1998, the Company's MN Division was sold to Tadiran for $31.5 million in cash. The STS Division was a systems integrator supplying turnkey satellite transmit/receive earth stations and networks for domestic, international and government applications. MN was engaged in the design, manufacture, sale and installation of high performance digital and analog microwave radios and transmission products for cellular, personal communications network applications and private communications network markets. During the second half of fiscal year 1998, the Company recorded provisions of $15.1 million (net of income taxes) for additional losses on disposal of these divisions. These provisions were primarily for adjustments to the combined losses on sale and for higher than anticipated operating losses prior to disposal of both divisions. The operating results, loss on disposal and financial position of these divisions have been classified as discontinued operations in the Company's financial statements through the divestiture dates. Revenue from the MN and STS Divisions discontinued operations was $83.2 million in fiscal year 1998 for the period prior to disposal. The loss of $59.4 million from discontinued operations (net of income taxes) for the MN and STS Divisions was accrued as part of the net loss on disposal.

In May 1995, the Company's MN Division entered into certain agreements with Nokia pursuant to which MN was to provide to Nokia certain microwave radios and related software and services, and was to carry out certain development programs. In September 1997, Nokia informed MN of a purported failure of certain of the products sold to Nokia to meet certain contractual specifications. MN was sold to Tadiran in April 1998 and under the terms of the sale agreement, Tadiran assumed and indemnified the Company with respect to the Nokia claims. Tadiran subsequently took the position that the Company was responsible for the Nokia claims, based upon allegations that the Company failed to provide adequate disclosures and financial reserves with respect to such claims. In September 1998, Nokia began arbitration proceedings to recover damages, which were claimed to be $40.6 million. In May 1999, Adaptive Broadband began arbitration proceedings against Tadiran, primarily to determine that Tadiran is responsible for the Nokia claims, which later were settled for $2.0 million. In January 2000, Adaptive Broadband and Tadiran settled the Nokia claims for $2.0 million, and reserved rights against each other. In April 2000, Adaptive Broadband and Tadiran settled all claims against each other. A remaining liability of $1.0 million paid to Nokia in January 2001 is included in accrued liabilities related to discontinued operations.

5.   ACCRUED AND OTHER LIABILITIES

As of December 31, 2000 and June 30, 2000 and 1999, accrued liabilities consisted of the following (dollars in thousands):

                                                                      December 31,                  June 30,
                                                                                         ---------------------------
                                                                         2000               2000                1999
                                                                     -----------         ---------          ---------
Excess inventory purchase commitments                                   $23,376            $    --            $    --
Accrued liabilities retained from discontinued operations                 7,768             14,352              7,226
Accrued payroll and payroll related                                       8,150             12,167              4,832
Receivable financing, discontinued operations                                --              1,729              7,055
Income taxes payable                                                      1,964              1,084                655
Warranties                                                                1,037              1,395                 --
Customer deposits                                                         5,869              1,439                 --
Restructuring reserves                                                       --                 --              2,803
Other                                                                       757              6,897              2,547
                                                                        -------            -------            -------
                                                                        $48,921            $39,063            $25,118
                                                                        -------            -------            -------

In addition, accrued restructuring expenses applicable to non-utilized facilities of $1.1 million at June 30, 1999 are included in other long-term liabilities.

6.   BORROWING ARRANGEMENTS

In March 2000, the Company entered into a secured revolving credit facility with available credit of $25 million. In April 2001, the credit facility was terminated at the discretion of the lender.

The Company issued $57.5 million of Convertible Notes in 1993. The Convertible Notes were convertible at any time prior to maturity, at the option of the holder, into shares of Common Stock at a price of $14.2188 per share. The Convertible Notes were redeemable any time at the option of the Company and interest was payable semi-annually. During the second quarter of fiscal year 2000, at the request of certain note holders, the Company converted $34.1 million of its Convertible Notes into approximately 2.4 million shares of Common Stock. Upon the conversion, the Company paid a $1.1 million premium, which was equivalent to accrued interest on the converted notes plus 1.6%. The premium was charged to expense. During the third quarter of fiscal year 2000, the Company called for the conversion of the remaining Convertible Notes. As a result, the remaining principal amount of $23.4 million was converted into 1.6 million shares of Common Stock.

7.   CAPITAL STOCK

Common Stock

On March 13, 2000, the Company's stockholders approved an increase in the authorized number of common shares from 29.2 million to 249.2 million shares. These additional shares may be used in the future, for example, to declare stock-splits, raise additional capital, provide equity incentives to employees, officers or directors, establish strategic relationships with other companies and expand the Company's business or product lines through the acquisition of other businesses or products. 18.7 million of these shares were used in connection with the stock dividend (see below).

Stock Dividend

In March 2000, the Company's Board of Directors approved a stock-split in the form of a one-for-one Common Stock dividend. The dividend was applicable to stockholders of record on March 23, 2000, and effective on March 30, 2000. All references to share and per-share data for all periods presented have been adjusted to give effect to this one-for-one stock dividend, resulting in a two-for-one stock split.

Stock Repurchase Program

On February 5, 1998, the Company announced that its Board of Directors authorized the repurchase of up to 6.0 million shares of its Common Stock on the open market. On October 6, 1998, the Company announced that its Board of Directors had increased the number of shares authorized for repurchase to 12 million shares. The Company acquired approximately 252,000 shares of Common Stock for $3.3 million, 2.2 million shares of Common Stock for $15.7 million, and 3.2 million shares of Common Stock for $34.1 million, in fiscal years 2000, 1999 and 1998, respectively.

Stockholder Rights

In July 1999, upon the expiration of the Company's previous stockholder rights plan, the Board of Directors approved the adoption of a new three-year Stockholder Rights Plan (Rights Plan) under which all stockholders of record as of July 26, 1999, would receive rights to purchase shares of Common Stock. The rights would be distributed as a non-taxable dividend and would expire on June 30, 2002. The rights also would be exercisable only if a person or a group acquires 20% or more of the Common Stock or announces a tender offer for 50% or more of the Common Stock. In October 1999, the stockholders of the Company approved an amendment to the Company's certificate of incorporation adding a stockholder-friendly "chewable" feature for the Stockholder Rights Plan. This chewable feature requires the Company to redeem or otherwise make the Stockholder Rights Plan inapplicable if the Company receives certain types of acquisition proposals and the stockholders vote to require it to do so. Also, the stockholders of the Company approved the use preferred stock in connection with the Stockholder Rights Plan instead of Common Stock.

Options and Other Stock Plans

Stock options have been granted to officers, directors and employees under the Company's stock option plans with exercise prices equal to the fair market value of the Common Stock on the date of grant. Certain options outstanding vest upon attainment of specified increases in the stock price or after five years. In general, options granted become exercisable in annual installments of 25% beginning one year after the date of grant. Options granted to the Company's directors become 100% exercisable upon grant. Options granted under the 1986 and 1992 stock option plans expire after ten years.

A summary of activity for transition period 2000 and fiscal years 2000, 1999 and 1998 is presented below:

                                                                   Outstanding Shares under Option
                                                   ---------------------------------------------------------------------
                                                   December 31,                            June 30,
                                                                      --------------------------------------------------
                                                      2000                2000               1999                1998
                                                   ----------         -----------         ----------          ----------
Beginning of period                                 3,875,401          5,773,940           4,721,150           3,384,836
Granted                                             1,353,700          2,707,000           2,787,500           2,975,600
Exercised                                            (189,218)        (4,319,564)           (394,246)           (798,908)
Cancelled                                            (566,915)          (285,975)         (1,340,464)           (840,378)
                                                    ---------         ----------          ----------          ----------
End of period                                       4,472,968          3,875,401           5,773,940           4,721,150
                                                    =========         ==========          ==========          ==========
Weighted average fair value on date of grant           $11.69             $25.83               $6.43               $3.98
Exercisable                                         1,788,943          1,844,877           1,232,182           1,499,072
Available for grant                                 2,931,370            218,155             183,966          12,671,954


                                                                    Weighted Average Exercise Price per Share
                                                          ---------------------------------------------------------------
                                                          December 31,                          June 30,
                                                                           ----------------------------------------------
                                                             2000            2000               1999              1998
                                                          -----------      ---------          ---------         ---------
Beginning of period                                        $29.53            $ 8.33             $8.94             $8.83
Granted                                                    $15.97            $41.69             $7.74             $8.83
Exercised                                                  $ 9.76            $ 9.69             $7.12             $7.25
Canceled                                                   $36.35            $16.82             $9.60             $9.76
End of period                                              $25.29            $29.53             $8.33             $8.94

The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                                                               Options Outstanding                 Options Exercisable
                                                     -------------------------------------   ------------------------------
                                                     Weighted Average           Weighted                        Weighted
                                    Number               Remaining              Average        Number           Average
Range of Exercise Prices          Outstanding         Contractual Life      Exercise Price   Exercisable     Exercise Price
-----------------------           -----------        -----------------      --------------   -----------     --------------
     $ 4.59  -  $ 8.00               256,773                   7.47             $ 6.13          256,448            $ 6.13
     $ 8.13  -  $ 8.13               524,612                   6.54             $ 8.13          274,612            $ 8.13
     $ 8.25  -  $ 9.38               651,780                   7.15             $ 8.90          651,780            $ 8.90
     $10.50  -  $12.81               598,486                   9.29             $12.11          193,486            $10.74
     $13.75  -  $13.75               723,700                   9.82             $13.75           76,000            $13.75
     $14.20  -  $34.53               548,492                   9.21             $27.92          270,992            $26.94
     $36.00  -  $38.55               124,750                   9.28             $37.32           56,250            $38.55
     $40.50  -  $40.50                 9,375                   9.25             $40.50            9,375            $40.50
     $60.94  -  $60.94               965,000                   9.11             $60.94               --            $ 0.00
     $73.56  -  $73.56                70,000                   9.07             $73.56               --            $ 0.00
                                  ----------                                                 ----------
     $ 4.59  -  $73.56             4,472,968                   8.58             $25.29        1,788,943            $12.62

The Company had an employee stock purchase plan under which employees could purchase shares, subject to certain limitations, at 85% of the lower of the fair market value of the shares at the beginning or end of a six month purchase period. During six-month period ended December 31, 2000, 24,366 shares were issued for $761,000, 185,546 shares were issued for $1,094,000 in fiscal year 2000, 259,506 shares were issued for $1,360,000 in fiscal year 1999, and 312,802 shares were issued for $1,924,000 in fiscal year 1998. Shares available for future issuance at December 31, 2000 were 483,314. Effective May 29, 2001, the Company terminated the employee stock purchase plan. No further purchases by employees are permitted, and there will be no further issuance of shares.

The Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the stock plans. Had compensation expense for the Company's stock option and purchase plans been determined based on the fair value at the grant date for all options granted after June 30, 1995 under SFAS No. 123, the Company's net loss and net loss per share would have been increased and net income and net income per share decreased to the pro forma amounts below:

                                                         Six Months Ended                     Years Ended
                                                           December 31,                         June 30,
                                                                              ------------------------------------------
(Dollars in thousands, except per share amounts)               2000               2000             1999            1998
                                                            ----------        ----------       ---------        --------
Net income (loss) - as reported                              $(114,593)        $(30,976)         $11,620        $ (7,760)
Net income (loss) - pro forma                                $(119,732)        $(51,491)         $ 5,833        $(10,837)
Diluted net income (loss) per share - as
 reported                                                    $   (3.04)        $  (0.93)         $  0.39        $  (0.24)
Diluted net income (loss) per share - pro forma              $   (3.33)        $  (1.54)         $  0.19        $  (0.32)

The assumptions used to estimate the fair value of these options and the 15% discount on the employee stock purchase plan using the Black-Scholes option pricing model were:

                                                          December 31,                             June 30,
                                                          ------------        -----------------------------------------------
                                                              2000               2000               1999               1998
                                                          ------------        -----------       ------------       ----------
Risk free interest rate                                       6.30%              5.80%              5.80%              5.75%
Expected volatility                                           1.21               0.99               0.91               0.51
Expected life for options in years                            3.26               2.55               4.12               4.15
Expected life for stock purchase plan in years                 0.5                0.5                0.5                0.5

8.   EMPLOYEE BENEFIT PLANS

Defined Contribution Retirement Plan

The Company's defined contribution retirement plan covers substantially all employees. One part of the plan is a 401(k) savings plan, which allows employees to contribute pre-tax compensation up to the lesser of 20% of total annual compensation or the statutory calendar year limit, currently $10,500. The Company contributes up to $2,500 to each employee based on employee contributions up to $4,500. The second part of the plan arises out of the conversion by the Company of its previous cash profit sharing plan to a defined contribution plan. Contributions are allocated based on each employee's salary and length of employment. No profit sharing amounts were authorized for during the transition period 2000 or for the years ended June 30, 2000, 1999 or 1998. All of the above employer contributions are determined by and subject to the approval of the Board of Directors. The Company's 401(k) plan cycle starts on July 1 and ends on June 30. The contributions to these plans for employees of the continuing operations were $87,500 in the transition period 2000, $150,000, $62,000 and $20,000 in the years ended June 30, 2000, 1999 and 1998, respectively. Effective May 29, 2001, the Company terminated the defined contribution retirement plan. No further contributions from employees or from the Company are permitted.

Supplemental Executive Deferred Compensation Plan

The Company has an executive deferred compensation plan (the "Plan"), which permits participating executives to defer up to 70% of their salary and 80% of their bonus until termination from the Company, thereafter receiving a payout over a period of up to ten years. Such deferrals are not deemed to be protected by the Employee Retirement Income Security Act of 1974 (ERISA) fiduciary regulations and are thereby at risk, being assets of the Company. Plan participants may direct the investment of such monies into various investment vehicles. In 1999, the Company added a phantom stock alternative that allows investment in phantom shares of the Company's stock. The shares are valued at 100% of the closing price of the stock at the end of each month of directed contribution. In March 2000, the phantom stock plan was amended to require distributions from this option to be made in the form of the Company's stock. Prior to the amendment, the Company re-measured the liability at each reporting period based on changes in the Common Stock price. The Company matches contributions at the rate of 100 shares for the first 400 employee shares and 200 shares for the next 400 employee shares purchased in a given calendar year. All Company matching contributions are vested over a period of two years. Purchase of phantom stock in the Plan confers no rights of ownership, including voting rights, for the underlying phantom shares until such shares are issued. The deferred compensation liability related to the Plan was approximately $4.8 million at December 31, 2000.

The funds relating to the Plan are managed by Reliance Trust Company (the "Trustee"), under the terms of the Rabbi Trust Agreement ("Trust Agreement"). As part of the Company's control measures to limit cash distributions and preserve cash, on May 30, 2001, the Company requested that, under the terms of the Trust Agreement, the Trustee not make further distributions from the Trust. The Trustee is currently in the process of determining the disposition of the Trust assets. The cash portion of such assets are included in restricted cash on the balance sheet. In May 2001, the Company received demand letters from several Plan participants relating to the payment of their account balances under the Plan.

9.  INCOME TAXES

The provision (benefit) from income taxes for continuing operations consisted of the following:

                                    Six Months Ended
                                       December 31,                            Year Ended June 30,
                                    ----------------       -------------------------------------------------------------
                                          2000                 2000                     1999                     1998
                                    ----------------       ------------             ------------              ----------
Current
   Federal                               $   607             $      -                  $     -                  $     -
   State                                     198                    -                        -                        -
   Foreign                                   684                1,585                        -                        -
                                         -------             --------                  -------                  -------
Subtotal                                 $ 1,489             $  1,585                  $     -                  $     -

Deferred
   Federal                               $17,618             $(14,584)                 $(7,297)                 $(5,857)
   State                                   3,515               (2,276)                  (1,316)                    (858)
                                         -------             --------                  -------                  -------
   Subtotal                              $21,133             $(16,860)                 $(8,613)                 $(6,715)
                                         -------             ---------                 --------                 --------
   Total                                 $22,622             $(15,275)                 $(8,613)                 $(6,715)
                                         =======             =========                 ========                 ========

The differences between the United States federal statutory income tax rate and the Company's effective rate for continuing operations for the six months ending December 31 and year ending June 30 were as follows:

                                                          Six Months Ended
                                                             December 31,                      Year Ended June 30,
                                                            -----------------    ------------------------------------------
                                                                  2000             2000             1999             1998
                                                            -----------------    ---------        --------         --------
U.S. federal statutory income tax rate                            35.0%            35.0%            35.0%            35.0%
State income taxes, net of federal benefit                        (0.2)%            3.4%             3.6%             3.0%
Unbenefitted current year expenses                               (47.4)%             --               --               --
Foreign loss                                                      (1.0)%           (2.4)%             --               --
Debt conversion premium                                             --             (0.9)%             --               --
In-process research and development reserve                         --               --             (6.5)%             --
Utilization of net operating loss carryforwards                   12.5%              --               --               --
Valuation allowance                                              (22.1)%             --               --               --
Alternative Minimum Tax                                           (0.7)%             --               --               --
Other                                                              0.2%             0.9%            (2.8)%           (2.0)%
                                                                -------           ------           ------           ------
Total                                                            (24.7)%           36.0%            29.3%            36.0%
                                                                =======           ======           ======           ======

Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred tax assets as of December 31, 2000 and June 30, 2000 and 1999 are as follows:

                                                           December 31,
                                                              2000               June 30, 2000            June 30, 1999
                                                           -------------         -------------            -------------
                                                                                   (Restated)
Deferred tax assets:
Net operating loss carry forwards                            $  65,665                $ 70,333                 $ 7,280
Revenue recognition                                             10,638                      --                      --
Discontinued operations                                          7,187                   2,094                  13,571
Investment write-downs                                           8,389                     697                      --
Depreciation and amortization                                    4,922                      --                      --
Tax credits                                                      5,189                   3,276                   2,348
Compensation related                                             3,275                   5,090                     289
Inventory                                                       14,831                   1,269                      --
Warranty                                                           472                   1,606                      --
Allowance for doubtful accounts                                    210                     737                      --
Other                                                            1,749                   1,295                     799
                                                             ----------              ----------                --------
Deferred tax asset                                           $ 122,527                $ 86,397                 $24,287
Valuation allowance                                           (120,536)                (65,063)                 (5,687)
                                                             ----------              ----------                --------
Deferred tax assets                                          $   1,991                $ 21,334                 $18,600

Deferred tax liabilities:
Foreign earnings                                                (1,991)                   (201)                     --
Other                                                               --                      --                    (502)
                                                             ----------               ---------                --------
Net deferred tax assets                                      $      --                $ 21,133                 $18,098
                                                             ==========               =========                ========

At December 31, 2000, the Company has provided a full valuation allowance against its deferred tax assets due to the uncertainty of expected future taxable income that would have to be generated to realize the deferred tax asset. At December 31, 2000, the Company had gross deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $122.5 million. The gross deferred tax assets are offset by a valuation allowance of $120.5 million and deferred tax liabilities of $2.0 million. Approximately $65.8 million of the valuation allowance relates to stock option deductions and will be credited to additional paid-in capital when released. The change in the valuation allowance for the year ended June 30, 1999 was $5.7 million.

At December 31, 2000, the Company had federal net operating loss carry forwards of approximately $181.0 million to offset future taxable income, including $168.0 million arising from stock option exercises, the benefit of which will be credited to additional paid-in capital when realized. These net operating loss carry forwards begin to expire in the year 2013 through 2020. The Company has alternative minimum tax and research credit carryforwards of approximately $2.7 million and $2.5 million, respectively. The alternative minimum tax credits can be carried forward indefinitely. The research tax credit carryforwards begin to expire in the year 2012 through 2020.

As of December 31, 2000, a deferred income tax asset was not recorded and thus not reflected in the table above for $5.5 million in losses incurred by the Company's Irish subsidiary as it is intended that the subsidiary's future earnings be indefinitely invested in operations outside the United States.

10.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

All of the buildings occupied by the Company are occupied under operating leases that expire in one to nine years. Certain of these leases contain escalation clauses. Rent expense for continuing operations for the transition period 2000 and fiscal years 2000, 1999 and 1998 was $1,309,000, $846,000, $336,000 and
$88,000, respectively. The significant increase in rent expense in transition period 2000 was mainly due to a new lease agreement entered in August 2000 for Sunnyvale where additional space was rented and rent expense increased from $28,500 to $155,500 per month and a new lease arrangement for the Dallas facility entered in September 2000. Lease commitments which are payable by the Company, exclusive of property taxes, will be due as follows: 2001--$2,637,000; 2002--$2,579,000; 2003--$2,524,000; 2004--$2,667,000; 2005--$2,043,000, and
thereafter--$2,382,000.

Litigation

On and after March 19, 2001, several separate class action complaints were filed in the United States District Court, Northern District of California, against the Company and certain of its present and former officers and directors. These actions have now been consolidated as a single action brought on behalf of all persons or entities who purchased or acquired the Company's securities between August 10, 2000 and March 15, 2001 and alleging violations of federal securities laws through false and misleading statements made during this period regarding the Company's financial condition. The plaintiffs seek damages for the alleged inflated price of the securities purchased by all class members, attorneys' fees and costs of litigation. In addition, on May 16, 2001, a stockholder of the Company filed a complaint in the Superior Court of the State of California, County of Santa Clara, derivatively on behalf of the Company, against four current directors and the Company, as a nominal defendant. The complaint alleges essentially the same material facts as are alleged in the federal class action litigation, but instead is brought derivatively, on behalf of the Company. The plaintiff in this action seeks, on behalf of the Company, unspecified restitution and damages, equitable and/or injunctive relief to attach and impose a trust on the proceeds of any benefits accruing to defendants for their illegal acts, plaintiff's fees and costs of litigation. The Company intends to defend these actions vigorously, but there can be no assurance that they will not have a material adverse effect on the Company.

In December 2000, Adrienne Alpert filed a lawsuit against the Company alleging that injuries that occurred in May 2000 when a mast antenna of an electronic news gathering van struck a power line located above the vehicle were caused by defective and unsafe products of the Company's former microwave radio broadcast division. In addition to the Alpert lawsuit, two related lawsuits have been filed by the woman who was operating the van and a witness to the accident. No damages have been specified. The Company believes that it has meritorious defenses and plans to vigorously defend these lawsuits. No provisions have been made for expenses that may be incurred to resolve the lawsuits, and although there can be no assurance as to the ultimate outcome, the Company believes it will not have a material impact on its business, results of operations and financial condition.

The Company announced in November 1995 that a stockholders' class action lawsuit had been filed in the United States District Court for the Northern District of California against it and certain of its former officers on behalf of persons who purchased shares of Common Stock between September 6, 1994 and June 29, 1995. The complaint filed in the lawsuit alleged certain violations of the federal securities laws by the Company and certain of its former officers and sought damages in an unspecified amount. Although the Company did not believe that it or its former officers committed any securities law violations and considered the allegations made in the class action suit to be without merit, in order to avoid the expense and distraction of protracted litigation, the Company reached an agreement to settle the lawsuit in its fiscal year 1998 second quarter. During its fiscal year 1998 second quarter, the Company recorded an expense for the settlement (including defense costs), in the amount of $1.9 million, before income taxes. The court approved the settlement on March 23, 1998.

The Company is also subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

11.  RECEIVABLES FROM FORMER OFFICERS

In July 1997, the Company's former Chief Executive Officer (see Note 13), Frederick D. Lawrence, received two loans totaling $466,667. The interest rates on both loans were equal to the Company's incremental borrowing rate on the loan origination date (9.0%). For both loans, one-half of accrued interest was forgiven on each of the first two anniversary dates of Mr. Lawrence's employment with the Company. In addition, one-half of the principal amount of the $316,667 loan was forgiven on each of Mr. Lawrence's first two anniversary dates of employment. The principal amount of the $150,000 loan was due in a balloon payment in July 1999 which due date, upon approval by the Board of Directors, was extended to July 2001.

In January 1998, the Company's former Executive Vice President and Chief Financial Officer (see Note 13), Donna S. Birks, received an interest-free loan of $500,000 subject to various employment criteria. The principal amount is due in a balloon payment on the fifth anniversary of Ms. Birks' employment. In October 2000, this agreement was amended to extend the payment date to August 2003. The annual interest rate is 6.0%.

12.  AQUISITION

On August 20, 1998, the Company acquired ABL, a United Kingdom based company, developing high-speed wireless Internet connectivity technology. The acquisition was accounted for under the purchase method. The initial purchase price was approximately $10.9 million including cash payments, direct costs, and the assumption of ABL's net liabilities. The purchase price may include future payments contingent upon performance exceeding certain targets. The assets and liabilities assumed by the Company were recorded based on their fair values at the date of acquisition. The purchase price was allocated $8.2 million to in-process research and development, $0.4 million to net tangible assets, $0.4 million to identified intangible assets, and $1.9 million to goodwill. The amount allocated to in-process research and development was expensed at the time of acquisition. In the third quarter of fiscal year 2000, the Company paid $1.3 million as the first portion of the contingent purchase price, which was accounted for as additional goodwill. The remaining contingent portion of the purchase price will include payments of up to $3.5 million and will be recorded as goodwill, if paid. The Company's results of operations for fiscal year 1999 include ABL's results from August 20, 1998.

In connection with the acquisitions of ABL, the Company allocated a significant portion of the purchase price to purchased in-process research and development. The Company estimated the fair value of the in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of the Company's weighted average cost of capital as well as other factors including the useful life of each technology, future profitability levels of the technology, the uncertainty of technological advances that were known at the time and the stage of completion of the technology. The Company believes that the estimated in-process research and development amount so determined represents fair value and did not exceed the amount a third party would pay for the project.

At the date of the acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was expensed at acquisition.

13.  SUBSEQUENT EVENTS

On November 13, 2000, the Company announced that it had entered into a definitive agreement with Western Multiplex to combine the companies. On January 10, 2001, the Company and Western Multiplex mutually agreed to terminate the merger due to unfavorable market conditions. The Company recorded a charge of $4.6 million in the first quarter of 2001 for costs related to the proposed combination. The charge related to investment banking fees, legal and accounting fees and reimbursement of costs incurred by Western Multiplex in connection with the proposed merger.

On January 10, 2001, following the termination of the merger with Western Multiplex, Frederick D. Lawrence resigned from his positions as Chief Executive Officer and member of the Board of Directors. Subsequently, the Company entered into a severance agreement with Mr. Lawrence, pursuant to the terms of which he would be employed by the Company as a special advisor for a period of one year and would be paid $517,500 for his services in addition to standard employee benefits. The principal amount of a loan in the principal amount of $150,000 which was due from him in a balloon payment in July 2001 was extended to April 2002. In May 2001 Mr. Lawrence's role as special advisor to the Company was terminated.

In October 2000, the Company entered into a retention agreement with Donna Birks. In the event of termination, she would, subsequent to such termination, continue to provide transition support services, at the request of the Company, not to exceed 40 hours per quarter and for such services would receive (a) salary at the rate of $275,000 per annum, (b) within 30 days of the termination date would receive her pro rata portion of her annual targeted Executive Incentive Plan bonus of $151,250, (c) receive payments of $10,000 per quarter, following the termination date, (d) severance payment of $159,861, and (e) standard employee benefits. Following the termination of the proposed merger with Western Multiplex, in January 2001, Ms. Birks resigned from the position of Executive Vice President, Chief Financial Officer, and in May 2001 Ms. Birks' services to the Company were terminated.

In May 2001, the Company suspended all severance payments for an indefinite period, to Mr. Lawrence, Ms. Birks and to certain other employees who were entitled to receive severance payments under their respective severance agreements. Pursuant to such suspension, the Company has received either demand letters or demand for arbitration letters from Mr. Lawrence, Ms. Birks and several of the affected employees. The Company has provided liabilities for the full amounts due under these severance agreements.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Summarized unaudited results of operations for the quarterly periods in the years ended June 30, 1999 and 2000 and the transition period 2000 are as follows:

(Dollars in thousands, except per share data)

                                                                         Basic and Diluted Earnings Per Share
                                   Income         Income               -----------------------------------------
                                   (Loss)         (Loss)
                                    from           from          Net
            Total      Gross     Continuing    Discontinued     Income    Continuing   Discontinued   Net Income
Quarter    Revenue    Margin     Operations     Operations      (Loss)    Operations    Operations      (Loss)
----------------------------------------------------------------------------------------------------------------

Transition Period 2000/(1)/
----------------------------------------------------------------------------------------------------------------

Q1          $ 2,830  $(12,263)     $ (14,758)       $  (960)  $ (15,718)      $(0.39)        $(0.03)      $(0.42)
Q2            3,662   (41,707)       (99,348)           473     (98,875)       (2.64)          0.02        (2.62)
        --------------------------------------------------------------------------------------------------------
            $ 6,492  $(53,970)     $(114,106)       $  (487)  $(114,593)      $(3.03)        $(0.01)      $(3.04)


Fiscal Year 2000/(2)/
----------------------------------------------------------------------------------------------------------------
Q1          $ 1,102  $   (268)     $  (4,758)       $   895   $  (3,863)      $(0.16)        $ 0.03       $(0.13)
Q2            2,198      (207)        (6,306)         3,202      (3,104)       (0.20)          0.10        (0.10)
Q3            8,304        50         (7,973)            --      (7,973)       (0.23)            --        (0.23)
Q4           12,295     1,737         (8,114)        (7,922)    (16,036)       (0.22)         (0.25)       (0.47)
        --------------------------------------------------------------------------------------------------------
            $23,899  $  1,312      $ (27,151)       $(3,825)  $ (30,976)      $(0.81)        $(0.12)      $(0.93)


Fiscal Year 1999/(3)/
----------------------------------------------------------------------------------------------------------------
Q1          $    --  $     --      $ (10,072)       $   221   $  (9,851)      $(0.33)        $ 0.01       $(0.33)
Q2               --        --         (2,991)          (645)     (3,636)       (0.10)         (0.02)       (0.12)
Q3               --        --         (3,978)        (3,532)     (7,510)       (0.13)         (0.12)       (0.25)
Q4               --        --         (3,753)        36,370      32,617        (0.13)          1.24         1.11
        --------------------------------------------------------------------------------------------------------
            $    --  $     --      $ (20,794)       $32,414   $  11,620       $(0.70)        $ 1.09       $ 0.39

/(1)/ Results of operations for the quarter ended September 30, 2000 are restated from the amounts originally reported in the Company's Form 10-Q as described below. In addition, results for such quarter include a pre-tax non-recurring gain of $8.9 million from disposal of an investment.

      Results of operations for the quarter ended December 31, 2000 include pre-tax provisions of $48.2 million for excess inventory and purchase commitments, $21.0 million for impaired investments in technology and common stock of Fuzion, a charge for impairment of long-lived assets of $5.8 million, and a valuation reserve against deferred tax assets of $21.1 million.

/(2)/ Fiscal year 2000 second-quarter loss from continuing operations includes a pre-tax non-recurring charge of $1.1 million for premium paid on conversion of the Convertible Notes.

      Fiscal year 2000 third-quarter loss from continuing operations includes pre-tax non-recurring charges of $2.2 million related to the realignment of resources driven by the divestiture of the legacy businesses.

      Fiscal year 2000 fourth-quarter results of operations are restated as discussed below. In addition, loss from continuing operations for such period includes a pre-tax charge of $1.8 million for the write off of an investment.

/(3)/ Fiscal year 1999 first-quarter loss from continuing operations includes a pre-tax charge of $8.2 million for write off of in-process research and development costs.

The results of operations for the quarter ended June 30, 2000 have been restated as a result of the adjustments discussed in Note 2 to the consolidated financial statements. The following is a reconciliation of amounts previously reported for such period with the restated financial information:

                                               As Originally          Restatement         Restated
                                                  Reported            Adjustments          Amounts
                                              ---------------        -------------       ----------

Product revenue                                   $ 16,455              $(4,805)          $ 11,650
Gross margin                                         1,902                 (164)               928
License revenue                                        645                   --                645
Loss from continuing operations                     (7,668)                (446)            (8,114)
Loss from discontinued operations                   (8,263)                 341             (7,922)
Net loss                                           (15,931)                (105)           (16,036)
Basic and diluted loss per share:
Loss from continuing operations                   $  (0.21)             $ (0.01)          $  (0.22)
Loss from discontinued operations                 $  (0.22)             $  0.01           $  (0.25)
                                                  --------              -------           --------
Net loss                                          $  (0.43)             $ (0.00)          $  (0.47)
                                                  ========              =======           ========

Due to the significant deterioration of the financing environment for emerging telecommunication service providers and a deterioration in the market for fixed wireless equipment during the second half of calendar year 2000 and continuing into the first half of 2001, a significant percentage of the revenue originally reported for the quarter ended September 30, 2000 has not been collected from customers, or the related product has been returned. After further consideration of revenue transactions recorded during such period, the Company concluded, in light of the worsening financial condition of its customers, that extension of credit to certain customers in the six month period ended December 31, 2000 was not supportable. In addition, certain other transactions were reversed on the basis of undefined payment terms, incomplete delivery of units and unresolved customer claims. Related inventory shipped to these customers which has not subsequently been paid or is not expected to be paid for has been charged to cost of sales. The Company has also determined that approximately $4 million of sales to a VAR should not have been recognized as revenue in the period due to certain contractual commitments including the VAR's right to return the equipment. Such sales will be recognized when the right of return lapses and other contractual commitments are satisfied. The following is a reconciliation of amounts previously reported for the quarter ended September 30, 2000 with the restated financial information:

                                                                 As Originally         Restatement          Restated
                                                                    Reported           Adjustments          Amounts
                                                                ---------------       -------------        ----------
Product revenue                                                        $23,557            $(21,379)         $  2,178
Gross margin                                                             6,703             (18,966)          (12,263)
License revenue                                                            652                  --               652
Income (loss) from continuing operations                                 2,647             (17,405)          (14,758)
Loss from discontinued operations                                         (960)                 --              (960)
Net income (loss)                                                        1,687             (17,405)          (15,718)

Basic and diluted loss per share:
Income (loss) from continuing operations                               $  0.07            $  (0.45)         $  (0.39)
Loss from discontinued operations                                        (0.03)                 --             (0.03)
                                                                       -------            --------          --------
Net income (loss)                                                      $  0.04            $  (0.45)         $  (0.42)
                                                                       =======            ========          ========

                                   PART III

The Company has tentatively set April 25, 2002 as its next annual stockholders meeting. The Company will advise the stockholders in a timely manner should this date change. The deadline for submitting a stockholder proposal for inclusion in the Company's 2002 annual meeting of stockholders pursuant to Rule 14a-8 of the Securities and Exchange Commission is December 3, 2001. Unless a stockholder who wishes to bring a matter before the stockholders at the Company's 2002 annual meeting of stockholders notifies the Company of such matter prior to February 15, 2002, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and biographical paragraphs set forth the names and ages of the current directors, their principal occupations at present, the positions held by each with the Company and the period during which each has served as a director of the Company as of June 25, 2001.

               Director                   Age                      Position(s)                            Director
                                                                                                        Continuously
                                                                                                           Since
Leslie G. Denend (1)(2).................  60       Director                                                1998
James C. Granger (1)(2).................  54       Director                                                2000
William L. Martin III (1)(2)............  53       Director                                                2000
James T. Richardson (1)(2)..............  53       Director                                                2000
Daniel L. Scharre.......................  50       Chairman, President and Chief Executive                 2001
                                                   Officer of the Company

(1)  Member of Audit Committee

(2)  Member of Compensation Committee

LESLIE G. DENEND has served as President of Network Associates Inc., a network management software company, from December 1997 to May 1998, as President and Chief Executive Officer of Network General Corporation, a producer of networking software that merged with McAfee Associates Inc. in December 1997 to form Network Associates Inc., from February 1993 to December 1997, as President, Chief Executive Officer and Chairman of Vitalink Communications (acquired by Network Systems Corporation), a computer products company, from October 1990 to December 1992, as Executive Vice President - Corporate Development of 3Com Corporation, a data networking company, and as Vice President and General Manger of 3Com's Federal Systems unit from January 1989 to October 1990, and as a partner of and consultant to McKinsey and Company from 1982 to 1989. He has held advisory positions with the United States Government, including serving as an Advisor to the Chairman to the Joint Chiefs of Staff and as an Assistant to the President for National Security Affairs. He is currently on the board of directors of Network Associates, Proxim, Inc., Rational Software Corporation and Informix Corporation. Mr. Denend holds a Ph.D. in economics and an M.B.A. from Stanford University and a B.S. in Public Affairs from the United States Air Force Academy.

JAMES C. GRANGER has served as Director, President and Chief Executive Officer of Norstan Inc,. a technology solutions and services company, since November 2000. Mr. Granger served as President, Chief Executive Officer and Director of Digital Biometrics, Inc. (now named Visionics, Inc.), a manufacturer of fingerprint reading products, from January 1997 to November 2000. Mr. Granger was President of the Access Platform Systems Division of ADC Telecommunications Inc., a telecommunications company ("ADC"), from 1995 to 1996. From 1993 to 1995, Mr. Granger was Vice President of Consumer Markets Operations of United Telephone of Florida, Inc., a telephone service company. From 1991 to 1993, he was Vice President of Marketing for United Telephone of Florida, Inc., and from 1989 to 1991, he was an assistant Vice President for Marketing, also for United Telephone Florida, Inc. From 1978 to 1989 Mr. Granger held various management positions for AT&T Corp. and the Bell System. Mr. Granger holds a Master's degree in Educational Research from Ohio State University and a Bachelor's degree from Otterbein College.

WILLIAM L. MARTIN III is a founder and the Chief Executive Officer of White Rock Networks, Inc., a Dallas-based optical transport systems company. From 1994 to 1999, he was a Senior Vice President of ADC and President of ADC's Business Broadband Group. Prior to this, Mr. Martin held the positions of Vice President of

Marketing, Vice President of Sales, and Vice President of Greater China for Ascom Timeplex, Inc., a networking systems and services company that was acquired by Platinum Equity in December 1999. Mr. Martin received B.S. and M.S. degrees from the California Institute of Technology and an M.B.A. from Harvard University. He is on the board of directors of Efficient Networks, Inc. and privately held Quarry Technologies, Inc.

JAMES T. RICHARDSON served as Senior Vice President and Chief Financial Officer of WebTrends Corporation, a producer of software for Internet commerce businesses from July 1998 to May 2001 when WebTrends was acquired by NetIQ Corporation ("NetIQ"). Since May 2001 Mr. Richardson have been employed by NetIQ focusing on integration matters and the activities of the WebTrends product group. From April 1994 to December 1997, Mr. Richardson served as the Senior Vice President of Corporate Operations and Chief Financial Officer of Network General Corporation, a producer of networking software that merged with McAfee Associates Inc. in December 1997 to form Network Associates Inc. From July 1992 to April 1994, Mr. Richardson served as the Vice President of Finance and Chief Financial Officer of Logic Modeling Corporation, an electronic design automation software company that merged with Synopsys, Inc. in February 1994. From November 1989 to June 1992, Mr. Richardson served as Chief Financial Officer of Advanced Logic Research, a manufacturer of personal computers. Mr. Richardson has served in various management positions in the high-technology industry since 1977. He is a certified public accountant and a non-practicing member of the Oregon state bar.

DANIEL L. SCHARRE joined the Company in September 1997 as Vice President and Chief Technology Officer. In April 1998, Mr. Scharre became Executive Vice President of the Company, and in August 1998, he was appointed Chief Executive Officer of the Company's U.K.-based wholly owned subsidiary, ABL. In July 2000, Mr. Scharre was appointed President and Chief Operating Officer of the Company, in January 2001, he was promoted to Chief Executive Officer, and in April 2001, he was appointed to the additional position of Chairman. From November 1996 to September 1997, Mr. Scharre was Vice President and Chief Technical Officer of ComStream, Inc. a satellite earth station manufacturing company. From February 1994 to November 1996, Mr. Scharre was Vice President and General Manager of Ilex Systems, a manufacturer of SCADA systems and satellite communications equipment. From June 1988 to December 1993, he held executive positions at Loral Western Development Labs where he led and managed the design and development of digital satellite communications systems. He has a B.S. degree in physics from Caltech, a Ph.D. in physics from the University of California at Berkeley and an M.B.A. from Santa Clara University.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company's directors and executive officers, and any persons holding more than 10% of the Common Stock, are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Form 10-K any failure to file by such dates of which it becomes aware during the calendar year 2000. The Company believes that during the last calendar year its directors and officers filed on a timely basis all such reports required to be filed, except that Mr. Granger failed to file timely one report on Form 4 with respect to a stock purchase. Mr. Granger filed such report immediately after being notified of the failure to file timely.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

Directors who are employees of the Company do not receive additional compensation for their service as directors. During calendar year 2000, directors who were not employees of the Company received compensation at the rate of $20,000 per year for their services as Board members, $750 per committee meeting attended for the chair of a committee and $500 per meeting attended for other members of the committee, and reimbursement for expenses incurred in attending meetings of the Board of Directors or any committee of the Board of Directors.

In addition, under the Company's 1992 Stock Option Plan, each non-employee director of the Company automatically receives a non-qualified stock option immediately following each Annual Meeting of Stockholders of the Company. The first such option granted to a non-employee director covers 20,000 shares of Common Stock, and each option granted thereafter covers 12,000 shares, in the case of directors who are not chairs of committees, and 16,000 shares, in the case of directors who are chairs of committees. Each such option has an exercise price equal to the fair market value of the Common Stock on the date of the Annual Meeting of Stockholders to which it relates and is fully vested on the date of grant. Pursuant to these provisions of the Plan, in calendar year 2000,
(i) Messrs. Granger, Martin and Richardson, each received an option to purchase 20,000 shares of Common Stock at an exercise price of $13.75 and (ii) Mr. Denend, being a chair of a committee, received an option to purchase 16,000 shares of Common Stock at an exercise price of $13.75.

Compensation of Executive Officers

The following table shows specific compensation information for calendar year 2000, fiscal year 2000 and fiscal year 1999 for the Company's Chief Executive Officer and the other most highly compensated executive officers as of December 31, 2000 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                          Annual Compensation                   Compensation
                                             --------------------------------------------      --------------

                                                                                                 Shares of
                                                                             Other Annual       Common Stock       All other
  Name and Principal                                                         Compensation        Underlying       Compensation
     Position(1)              Year           Salary (2)        Bonus             (3)              Options             (4)
------------------------   ---------       -------------    ------------------------------------------------------------------
Daniel L. Scharre           CY 2000          $299,683        $ 63,971          $ 39,118            600,000          $  3,096
 President and Chief        FY 2000           241,032          63,971            26,656            200,000             8,322
 Executive Officer          FY 1999           194,615              --            21,906            170,000             8,772

Frederick D. Lawrence       CY 2000           450,008         154,781           116,976            200,000             2,367
 Former Chairman and        FY 2000           450,000         154,781           421,596            400,000            21,851
 Chief Executive Officer    FY 1999           450,000              --           411,771            200,000             5,562

Donna S. Birks              CY 2000           275,018          78,036            90,308            275,000            10,595
 Former Executive Vice      FY 2000           275,000          78,036           105,441            200,000             8,491
 President and Chief        FY 1999           275,000              --           101,568            150,000             9,221
 Financial Officer

George G. Arena             CY 2000           196,682              --            16,174                 --           196,961
 Former Executive Vice      FY 2000           250,016              --            29,000                 --             6,768
 President                  FY 1999           250,016              --            28,153            150,000             9,047

Kenneth J. Wees             CY 2000           218,702          47,864            34,988             50,000             4,891
 Vice President, General    FY 2000           212,322          38,489            38,726             20,000            23,454
 Counsel and Secretary      FY 1999           200,755              --            97,702             82,000             5,587


(1) Mr. Lawrence became an executive officer of the Company in July 1997 and resigned from his position as an officer of the Company in January 2001. Mr. Lawrence's role as special advisor to the Company was terminated on May 11, 2001. Ms. Birks became an executive officer of the Company in December 1997 and resigned from her position as an officer of the Company in January 2001. Ms. Birks' services to the Company were terminated on May 11, 2001. Mr. Arena became an executive officer of the Company in April 1998. Mr. Arena resigned from his position as an officer of the Company in January 2000, and his employment with the Company terminated in July 2000. Mr. Wees' resigned from the Company effective June 22, 2001.

(2) Includes amounts earned but deferred at the election of the Named Executive Officer under the Company's Tax-Deferred Savings 401(k) Plan and its Supplemental Executive Deferred Compensation Plan.

(3) Consists of (a) forgiveness of loans and related imputed interest, including income tax gross-up payments, for Mr. Lawrence of $49,476 in calendar year 2000, $354,096 in fiscal year 2000 and $344,271 in fiscal year 1999, and imputed interest on loans, including income tax gross-up payments, for Ms. Birks of $56,208 in calendar year 2000, $71,341 in fiscal year 2000 and $56,208 in fiscal year 1999; (b) supplemental executive compensation in lieu of perquisites for Mr. Scharre of $39,118 in calendar year 2000, $26,656 in fiscal year 2000 and $21,906 in fiscal year 1999; for Mr. Lawrence of $67,500 in calendar year 2000, $67,500 in fiscal year 2000 and $67,500 in fiscal year 1999; for Ms. Birks of $34,100 for calendar year 2000, $34,100 in fiscal year 2000, $34,100 in fiscal year 1999; for Mr. Arena of $16,174 in calendar year 2000, $29,000 in fiscal year 2000 and $28,153 in fiscal year 1999; for Mr. Wees of $20,078 in calendar year 2000, $19,263 in fiscal year 2000 and $14,963 in fiscal year 1999 (c) a mortgage assistance allowance for Mr. Wees of $14,208 in calendar year 2000, $19,468 in fiscal year 2000 and $29,260 in fiscal year 1999; and (d) relocation expense reimbursements for Ms. Birks of $11,260 in fiscal year 1999 and for Mr. Wees of $53,479 in fiscal year 1999.

(4) Includes (a) matching 401(k) contributions by the Company to Mr. Scharre of $2,000 in calendar year 2000, $2,000 in fiscal year 2000 and $1,600 in fiscal year 1999; to Ms. Birks of $2,000 in calendar year 2000, $2,000 in fiscal year 2000 and $1,600 in fiscal year 1999; to Mr. Arena of $2,000 in calendar year 2000, $2,000 in fiscal year 2000 and $1,600 in fiscal year 1999; to Mr. Wees of $2,000 in calendar year 2000, $2,000 in fiscal year 2000 and $1,600 in fiscal year 1999; (b) amounts paid by the Company for life insurance premiums for Mr. Scharre of $1,096 in calendar year 2000, $829 in fiscal year 2000 and $1,200 in fiscal year 1999; for Mr. Wees of $1,910 in calendar year 2000, $1,841 in fiscal year 2000 and $1,056 in fiscal year 1999; for Mr. Lawrence of $966 for calendar year 2000, $985 in fiscal year 2000 and $1056 in fiscal year 1999; for Ms. Birks of $900 in calendar year 2000, $741 for fiscal year 2000 and $1,442 in fiscal year 1999; for Mr. Arena of $764 in calendar year 2000, $835 in fiscal year 2000 and $1,300 in fiscal year 1999; (c) matching contributions to the Company's Supplemental Executive Deferred Compensation Plan accrued for Mr. Scharre of $5,493 in fiscal year 2000 and $5,972 in fiscal year 1999; for Mr. Lawrence of $1,401 in calendar year 2000, $20,866 in fiscal year 2000 and $4,506 in fiscal year 1999; for Ms. Birks of $7,695 in calendar year 2000, $5,750 in fiscal year 2000 and $6,169 in fiscal year 1999; for Mr. Arena of $3,933 in fiscal year 2000 and $6,147 in fiscal year 1999; for Mr. Wees of $981 in calendar year 2000, $19,613 in fiscal year 2000 and $2,931 in fiscal year 1999 and (d) severance and retention bonus for Mr. Arena of $194,197 in calendar year 2000.

                              STOCK OPTION TABLES

The following table shows information concerning stock options granted to the Named Executive Officers during calendar year 2000.

                                                                                             Potential Realizable Value at
                                                                                                Assumed Annual Rates of
                                                                                              Stock Price Appreciation for
                                   Individual Grants                                               Option Term (5)(6)
                           -----------------------------------                              --------------------------------
                             Shares of             % of Total
                            Common Stock             Options
                             Underlying            Granted to
                               Options             Employees      Exercise
                               Granted            in the Year       Price       Expiration
      Name                   (Number) (1)             (4)          ($/SH)          Date             5%                10%
----------------------    ----------------      ---------------  ----------    ------------    ------------      -------------
Daniel L. Scharre             200,000 (2)              6.7%        $60.94         2/9/10        $7,665,938        $19,426,875
                                  50,000               1.7          24.94        8/14/10           784,284          1,987,519
                                 350,000              11.8          12.81       11/10/10         2,820,672          7,148,094
Frederick D. Lawrence         200,000 (3)              6.7          60.94         2/9/10         7,665,938         19,426,875
Donna S. Birks                200,000 (2)              6.7          60.94         2/9/10         7,665,938         19,426,875
                                  40,000               1.3          24.94        8/14/10           627,428          1,590,015
                                  35,000               1.2          12.81       11/10/10           282,067            714,809
George G. Arena                        -                 -              -              -                 -                  -
Kenneth J. Wees                   20,000               0.7          60.94         2/9/10           766,594          1,942,688
                                  30,000               1.0          13.75       10/25/10           259,463            657,525

(1) All options granted in calendar year 2000 were granted pursuant to the 1992 Stock Option Plan. All of the options are incentive or nonqualified stock options that were granted at 100% of the fair market value of the Common Stock on the date of grant and expire 10 years from the date of grant, unless otherwise earlier terminated as a result of certain events related to termination of employment. In 2000, the Board of Directors discontinued a performance-based vesting practice in favor of 25% vesting at one year and 6.25% vesting each quarter thereafter, unless stated otherwise.

(2) Options subject to 50% vesting at three years from the date of grant and 50% vesting at four years from date of grant.

(3) Options subject to 100% cliff vesting at two years from date of grant.

(4) Based on options to purchase 2,976,950 shares granted in calendar year 2000.

(5) The 5% and 10% assumed rates of appreciation applied to the option exercise price over the 10-year option term are prescribed by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of Common Stock. The Named Executive Officers will receive benefit from the options only to the extent that the Company's stock appreciates in value over the exercise price of the options.

(6) At assumed annual rates of appreciation of 5% and 10%, the aggregate potential realizable increase in value for shares held by all stockholders as of June 30, 2000, for the 10-year period from January 2001 to January 2011, would be $145,325,000 and $368,280,000, respectively.

               AGGREGATED OPTION EXERCISES IN CALENDAR YEAR 2000
                      AND DECEMBER 31, 2000 OPTION VALUES

The following table shows information concerning option exercises during calendar year 2000, as well as the value of unexercised stock options held as of December 31, 2000, by the Named Executive Officers.

                                                                               Shares of Common
                                             Shares of                         Stock Underlying          Value of Exercised
                                              Common                             Unexercised                in-the-Money
                                              Stock                              Options  at                 Options at
                                             Acquired                             12/31/2000               12/31/2000 (2)
                                               Upon          Value               Exercisable/               Exercisable/
            Name                             Exercise     Realized (1)          Unexercisable              Unexercisable
---------------------------------           ----------   --------------      -------------------        --------------------
Daniel L. Scharre........................     182,120      $ 7,593,004           57,880/600,000               $    0/$0
Frederick D. Lawrence....................     700,000       41,955,931          450,000/450,000                     0/0
Donna S. Birks...........................     172,500        9,963,505          245,500/275,000                     0/0
George Arena.............................     263,644       11,351,925                  0/2,500                0/74,063
Kenneth J. Wees..........................      42,000        2,541,176            40,000/50,000                     0/0

(1) The value realized upon exercise of options is calculated by multiplying the number of shares acquired upon exercise by the difference between the option exercise price and the closing price of the Common Stock, as reported on the Nasdaq National Market, on the date of exercise and does not necessarily indicate that the optionee sold the shares acquired upon exercise.

(2) The value of unexercised options is calculated by multiplying the number of shares issuable upon exercise of outstanding options by the difference between the option exercise price and the closing price of $6.125 per share of Common Stock, as reported on the Nasdaq National Market, on December 29, 2000.

Certain information relating to executive officers of the Company is set forth in Item 13 of Part III of this Form 10-K under the caption "Employment Arrangements."

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

All of the members of the Compensation Committee are outside directors. None of the members of the committee is or was an officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF ADAPTIVE BROADBAND

                             CERTAIN STOCKHOLDERS

The following table sets forth information as of June 5, 2001, regarding securities ownership by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the current directors individually, (iii) each of Named Executive Officers and (iv) all current directors and executive officers as a group.


                                                                     Common Stock Beneficially Owned (1)
                                                         --------------------------------------------------------
                                                                 Shares                          Percent
                                                         ----------------------        --------------------------
Citigroup Inc. (2)
153 East 53rd Street
New York, NY 10043                                               6,051,444                          16.0%
Leslie G. Denend (3)                                                28,000                            *
James C. Granger (4)                                                21,500                            *
William L. Martin III (5)                                           25,000                            *
James T. Richardson (6)                                             25,000                            *
Daniel L. Scharre (7)                                               88,186                            *
Frederick D. Lawrence (8)                                          490,357                           1.2%
Donna S. Birks (9)                                                 298,663                            *
George Arena                                                         3,212                            *
Kenneth J. Wees (10)                                               105,369                            *
All Current Directors and Executive Officers
  as a Group (7 persons) (11)                                      293,055                            *

* Less than 1% of the 37,772,166 shares of Common Stock outstanding as of June 5, 2001.

(1) This information is based upon information supplied by the Company, officers, directors, principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. The stockholders named in the table have sole voting power and dispositive power with respect to all shares of stock shown as beneficially owned by them, except as otherwise indicated in the footnotes to this table. Amounts indicated for shares that a person has an "option to acquire" are issuable upon exercise of outstanding options that were exercisable on June 5, 2001 or within 60 days thereafter.

(2) Beneficially owned indirectly by subsidiaries of Citigroup Inc. The subsidiaries of Citigroup, Inc. reported having voting and dispositive powers as follows: Solomon Smith Barney, Inc. has shared dispositive power and shared voting power with respect to 2,412,931 shares; Solomon Brothers Holding Company, Inc. has shared dispositive power and shared voting power with respect to 2,412,931 shares; SSB Citi Fund Management LLC has shared dispositive power and shared voting power with respect to 3,638,018 shares; Solomon Smith Barney Holdings, Inc. has shared dispositive power and shared voting power with respect to 6,050,949 shares.

(3) Includes 27,000 shares of Common Stock which Mr. Denend has an option to acquire on June 5, 2001 or within 60 days thereafter.

(4) Includes 20,000 shares of Common Stock which Mr. Granger has an option to acquire on June 5, 2001 or within 60 days thereafter.

(5) Includes 20,000 shares of Common Stock which Mr. Martin has an option to acquire on June 5, 2001 or within 60 days thereafter.

(6) Includes 20,000 shares of Common Stock which Mr. Richardson has an option to acquire on June 5, 2001 or within 60 days thereafter.

(7) Includes 57,880 shares of Common Stock which Mr. Scharre has an option to acquire on June 5, 2001 or within 60 days thereafter.

(8) Includes 450,000 shares of Common Stock which Mr. Lawrence has an option to acquire on June 5, 2001 or within 60 days thereafter.

(9) Includes 30,663 shares held by Ms. Birks and her husband as trustees of a family trust. Includes 268,000 shares of Common Stock which Ms. Birks has an option to acquire on June 5, 2001 or within 60 days thereafter.

(10) Includes 88,880 shares of Common Stock which Mr. Wees has an option to acquire on June 5, 2001 or within 60 days thereafter.

(11) Includes 233,760 shares of Common Stock which all current directors and executive officers as a group have options to acquire on June 5, 2001 or within 60 days thereafter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Arrangements

On February 23, 2001, the Company entered into an employment agreement with Daniel L. Scharre, pursuant to which Mr. Scharre is employed as the Company's President and Chief Executive Officer for a base salary of $325,000, subject to upward adjustment, an annual bonus and standard benefits. If Mr. Scharre's employment is terminated without cause or if Mr. Scharre terminates his employment for good reason he is entitled to (a) a severance payment equal to his base salary payable for two years, (b) a cash lump sum in payment for all accrued but unused personal time off, compensation earned but not yet paid and reasonable expenses not yet reimbursed (the "Cash Payments"), (c) an amount in lieu of continuation of employee benefits equal to $553.85 per week payable for two years, (d) acceleration of 100% of Mr. Scharre's stock options, (e) the right to exercise all of his stock options for a period of two years from the termination date and (f) his pro rata portion of his target bonus for such year. The agreement also provides for payment of any amounts payable under insurance or employee benefit plans or programs, the pro rata portion of the target bonus and the Cash Payments upon death or permanent disability.

On January 10, 2001, the Company entered into a severance agreement with Frederick D. Lawrence pursuant to which Mr. Lawrence resigned from his positions as an executive officer and member of the Board of Directors and agreed to be employed as a special advisor to the Company until one year from the effective date (the "End Date"). For such service, the Company agreed to pay Mr. Lawrence a salary of $517,500 and to provide standard employee benefits. The Company also agreed to extend the due date of a loan of $150,000 to 90 days after the End Date. Interest on such loan is forgiven annually and the Company pays a gross-up payment to offset such forgiveness. In May 2001, we suspended payment under his severance agreement, and on or about June 4, 2001 Mr. Lawrence filed a Demand for Arbitration in connection with the suspension of the severance payments. Mr. Lawrence's role as a special advisor to the Company was terminated on May 11, 2001.

On October 6, 2000, the Company entered into a retention agreement with Donna Birks pursuant to which Ms. Birks agreed to remain in her position as Executive Vice President, Chief Financial Officer until the earlier of (a) July 31, 2001,
(b) the date on which she is relieved of her responsibilities by the Chief Executive Officer or the Board of Directors or (c) the date on which she relieves herself of her responsibilities for good reason following a change of control (the "Termination Date"). Following such termination, Ms. Birks agreed to provide the Company with transition support services, at the Company's request for up to 40 hours per quarter, and the Company has agreed to employ Ms. Birks in such capacity until February 10, 2003, unless there is a termination for cause. The Company agreed to (a) pay to Ms. Birks a salary at the rate of $275,000 per annum, (b) within 30 days from the Termination Date, pay Ms. Birks her pro rata portion of her annual targeted Executive Incentive Plan bonus of $151,250, (c) following the Termination Date, pay Ms. Birks additional payments at a rate of $10,000 per quarter, (d) pay Ms. Birks a severance payment of $159,861 and (e) provide Ms. Birks with standard employee benefits. Ms. Birks resigned from her position as Executive Vice President, Chief Financial Officer of the Company in January 2001. In May 2001, we suspended the severance payments, and on or about May 31, 2001, Ms. Birks filed a Demand for Arbitration in connection with the suspension of the severance payments. Ms. Birks services to the Company were terminated on May 11, 2001. In December 1997, Ms. Birks was loaned $500,000 in recognition of higher housing costs. The loan is interest free and in October 2000, the loan payment date was extended to August 2003.

On February 18, 2000, the Company entered into a retention and severance agreement with George G. Arena, pursuant to which the Company will pay Mr. Arena a retention bonus if Mr. Arena remains employed until the earlier of the sale of the Company's Rochester business unit or September 1, 2000. The retention bonus shall equal the greater of (a) $58,047 or (b) an amount equal to the product of
(i) $232,187, (ii) the business unit's business goal achievement percentage for the period between January 1, 2000 and the earlier of June 30, 2000 or the last full month prior to the close of the sale of the business unit and (iii) the percentage of the fiscal year which has transpired by the earlier of June 30, 2000 or the close of the sale of the business unit. If Mr. Arena is terminated for other than cause at the time of the sale of the business unit or during the one year period commencing with Mr. Arena's employment by the buyer of the business unit, the Company has agreed to pay to Mr. Arena for a 52 week period a weekly salary not less than $4,807.70 and $1,111.15 per week in lieu of other employee benefits. Upon termination for other than cause the Company will also pay to Mr. Arena all accrued salary, vested deferred compensation, benefits then due under any Company plan, accrued personal time off, accrued vacation pay and reimbursements for any appropriate business expenses then due. Mr. Arena's employment with the Company terminated in July 2000 and the Company paid him a severance and retention bonus of $194,197. In May 2001, we suspended the severance payments, and on May 21, 2001 the Company received a demand letter from Mr. Arena in connection with the suspension of the severance payments.

Kenneth J. Wees resigned as the Company's Vice President, General Counsel and Secretary. On July 3, 2001, the Company entered into a separation and release agreement with Mr. Wees, pursuant to which the Company agreed to pay Mr. Wees a severance payment of $71,000. Pursuant to the agreement, the vesting of 100% of Mr. Wees' stock options was accelerated and the right to exercise his stock options was extended to June 22, 2002.

Indemnity Agreements

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company's Bylaws.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  FINANCIAL STATEMENTS

             Included in Part II of this report:

             Report of Ernst & Young LLP, Independent Auditors

             Consolidated statements of operations for the transition period ended December 31, 20000 and each of the three years in the period ended June 30, 2000

             Consolidated balance sheets as of December 31, 2000 and June 30,
               2000 and 1999

             Consolidated statements of stockholders' equity for the transition period ended December 30, 2000 and each of the three years in the period ended June 30, 2000

             Consolidated statements of cash flows the transition period ended
               December 31, 2000 and for each of the three years in the period ended June 30, 2000

             Notes to Consolidated Financial Statements

     (2)     FINANCIAL STATEMENT SCHEDULE

             Included in Part IV of this report:

             Schedule for the transition period ended December 30, 2000 and the three years ended June 30, 2000 Schedule II -- Valuation and Qualifying Accounts

             All other schedules are omitted because they are not required, or are not applicable, or the information is included in the consolidated financial statements or notes to the consolidated financial statements.

     (3)     EXHIBITS

     3.1 Restated Certificate of Incorporation, as amended. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

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

     10.10 Severance Agreement entered into in March 2000 with Donna S. Birks.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

     10.11 Severance Agreement entered into in March 2000 with Daniel Scharre.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

     10.12 Severance Agreement entered into in March 2000 with Ken Wees.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

     10.13 Promissory Note issued to Frederick D. Lawrence, as amended through September 21, 1999. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1999; incorporated herein by reference.)

     10.14 Severance agreement entered into in February 2000 with George Arena.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

     10.15 Asset Purchase Agreement between L-3 Communications Corporation and California Microwave, Inc. dated as of December 19, 1997 and amendment thereto. (Exhibits to the Company's Form 8-K filed on February 13, 1998; incorporated herein by reference.)

     10.16 Amendment to Retention and Severance Agreement with George Arena dated July 5, 2000.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

     10.17 Asset Purchase Agreement between Tadiran Ltd. and California Microwave, Inc., dated as of March 1, 1998 and amendment thereto. (Exhibit to the Company's Form 8-K filed on April 27, 1998; incorporated herein by reference.)

     10.18 Stock Purchase Agreement Telscape International, Inc., California Microwave, Inc. Service Division, Inc. and California Microwave, Inc. dated as of May 8, 1998. (Exhibit to the Company's Form 8-K filed on June 5, 1998; incorporated herein by reference.)

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

     10.25 Lease of premises located in The Westbrook Center, Milton Road, Cambridge, England. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

     10.26 Lease of premises located in Moffett Park, I & II Industrial Center, Sunnyvale, California. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

     10.27 Retention agreement entered into in October 2000 and amendment in November 2000 with Donna S. Birks.**

     10.28 Letter agreement entered into in January 2001 with Frederick D. Lawrence.**

     10.29 Employment agreement entered into in February 2001 with Daniel L. Scharre.**

     10.30 Employment agreement entered into in February 2001 with Kenneth J. Wees.**

     21      List of subsidiaries.

     23      Consent of Ernst & Young LLP, Independent Auditors.

     24      Power of Attorney (Reference to signature page herein).

     Exhibits are available from the Company upon request.

     **      Compensatory plan or arrangement.

     (b)     REPORTS ON FORM 8-K

             The following reports on Form 8-K were filed during the quarter ended December 31, 2000:

             Form 8-K filed on November 14, 2000 relating to the Merger Agreement with Western Multiplex.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 3, 2001           ADAPTIVE BROADBAND CORPORATION

                              By: /s/ Daniel L. Scharre
                                  ---------------------------------------------
                                  Daniel. L. Scharre
                                  Chairman, President and Chief Executive
                                  Officer

                               POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Daniel L. Scharre and Alan K. Geddes his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Transition Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/ s/ Daniel L. Scharre                                  Chairman, President and Chief           July 3, 2001
------------------------------------------------        Executive Officer (principal
DANIEL L. SCHARRE                                       executive officer)


/ s/ Elias N. Nader                                     Vice President and Controller           July 3, 2001
------------------------------------------------        (principal financial and accounting
ELIAS N. NADER                                          officer)


/ s/ Leslie G. Denend                                   Director                                July 3, 2001
------------------------------------------------
LESLIE G. DENEND

/s/ James C. Granger                                    Director                                July 3, 2001
------------------------------------------------
JAMES C. GRANGER

/s/ William L. Martin IIII                              Director                                July 3, 2001
------------------------------------------------
WILLIAM L. MARTIN III

/s/ James T. Richardson                                 Director                                July 3, 2001
------------------------------------------------
JAMES T. RICHARDSON

                               ADAPTIVE BROADBAND
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          Transition Period 2000 and Fiscal Years 2000, 1999 and 1998
                             (Dollars in thousands)

                                          Balance at        Additions           Other
                                          beginning        Charged to         Additions                       Balance at
                                           of year           income          (transfers)       Deductions     end of year
                                         ------------     ------------      -------------     ------------   -------------
31-Dec-00
---------
Allowance for doubtful accounts                   1,352               182                0          (1,000)            534
Estimated liability for warranty                  1,395             1,856                0          (2,214)          1,037
Accrued liabilities retained from
 discontinued operations (1)                     14,352               487                0          (7,071)          7,768

30-Jun-00 (restated) (2)
------------------------
Allowance for doubtful accounts                       0             1,352                0               0           1,352
Estimated liability for warranty                      0             1,395                0               0           1,395
Accrued liabilities retained from
 discontinued operations (1)                      7,226             8,300                0          (1,174)         14,352

30-Jun-99
---------
Allowance for doubtful accounts                       0                 0                0               0               0
Estimated liability for warranty                      0                 0                0               0               0
Accrued liabilities retained from
 discontinued operations (1)                      6,748             7,000                0          (6,522)          7,226

30-Jun-98
---------
Allowance for doubtful accounts                       0                 0                0               0               0
Estimated liability for warranty                      0                 0                0               0               0
Accrued liabilities retained from
 discontinued operations (1)                     12,538            25,214                0         (31,004)          6,748

(1) Represents reserves provided for losses on sales of discontinued operations, retained liabilities, transaction costs and costs which may be incurred as a result of post-closing procedures.

(2)  See Note 2 to consolidated financial statements.

                                 Exhibit Index

Exhibit
Number    Description
------    -----------

3.1 Restated Certificate of Incorporation, as amended. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

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

10.10 Severance Agreement entered into in March 2000 with Donna S. Birks.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

10.11 Severance Agreement entered into in March 2000 with Daniel Scharre.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

10.12 Severance Agreement entered into in March 2000 with Ken Wees.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

10.13 Promissory Note issued to Frederick D. Lawrence, as amended through September 21, 1999. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 1999; incorporated herein by reference.)

10.14 Severance agreement entered into in February 2000 with George Arena.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

10.15 Asset Purchase Agreement between L-3 Communications Corporation and California Microwave, Inc. dated as of December 19, 1997 and amendment thereto. (Exhibits to the Company's Form 8-K filed on February 13, 1998; incorporated herein by reference.)

                                 Exhibit Index

10.16 Amendment to Retention and Severance Agreement with George Arena dated July 5, 2000.** (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

10.17 Asset Purchase Agreement between Tadiran Ltd. and California Microwave, Inc., dated as of March 1, 1998 and amendment thereto. (Exhibit to the Company's Form 8-K filed on April 27, 1998; incorporated herein by reference.)

10.18 Stock Purchase Agreement Telscape International, Inc., California Microwave, Inc. Service Division, Inc. and California Microwave, Inc. dated as of May 8, 1998. (Exhibit to the Company's Form 8-K filed on June 5, 1998; incorporated herein by reference.)

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

10.25 Lease of premises located in The Westbrook Center, Milton Road, Cambridge, England. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

10.26 Lease of premises located in Moffett Park, I & II Industrial Center, Sunnyvale, California. (Exhibit to the Company's Form 10-K for its fiscal year ended June 30, 2000; incorporated herein by reference.)

10.27 Retention agreement entered into in October 2000 and amendment in November 2000 with Donna S. Birks.**

10.28     Letter agreement entered into in January 2001 with Frederick D.
          Lawrence.**

10.29     Employment agreement entered into in February 2001 with Daniel L.
          Scharre.**

10.30     Employment agreement entered into in February 2001 with Kenneth J.
          Wees.**

21        List of subsidiaries.

23        Consent of Ernst & Young LLP, Independent Auditors.

24        Power of Attorney (Reference to signature page herein).

Exhibits are available from the Company upon request.

**        Compensatory plan or arrangement.